Form 10-Q
period 1995-03-31
ALLEGHENY GENERATING CO
filed 1995-05-12
CIK 774459

Page 1 of 8



                                FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1995

Commission file number 0-14688




                      ALLEGHENY GENERATING COMPANY
         (Exact name of registrant as specified in its charter)



        Virginia                                  13-3079675
(State of Incorporation)             (I.R.S. Employer Identification No.)



            12 East 49th Street, New York, New York  10017
                     Telephone number 212-752-2121




     The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At May 12, 1995, 1,000 shares of the Common Stock ($l.00 par value) of the registrant were outstanding.

                      ALLEGHENY GENERATING COMPANY

               Form 10-Q for Quarter Ended March 31, 1995


                                  Index



                                                                 Page
                                                                  No.

PART I - FINANCIAL INFORMATION:

Statement of income -
   Three months ended March 31, 1995 and 1994                      3

Balance sheet -
   March 31, 1995 and December 31, 1994                            4

Statement of cash flows -
   Three months ended March 31, 1995 and 1994                      5

Notes to financial statements                                      6

Management's discussion and analysis of financial
   condition and results of operations                             7


PART II - OTHER INFORMATION                                        8

                      ALLEGHENY GENERATING COMPANY
                           Statement of Income



                                             Three Months Ended
                                                  March 31
                                              1995        1994
                                           (Thousands of Dollars)


ELECTRIC OPERATING REVENUES                 $22 096     $22 431

OPERATING EXPENSES:
  Operation and maintenance expense           1 796       1 833
  Depreciation                                4 224       4 236
  Taxes other than income taxes               1 299       1 340
  Federal income taxes                        3 223       3 513

    Total Operating Expenses                 10 542      10 922

    Operating Income                         11 554      11 509

OTHER INCOME AND DEDUCTIONS                       -           2

    Income Before Interest Charges           11 554      11 511

INTEREST CHARGES:
  Interest on long-term debt                  4 199       4 194
  Other interest                                786         232

    Total Interest Charges                    4 985       4 426

NET INCOME                                  $ 6 569     $ 7 085



See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                              Balance Sheet

                                                March 31,   December 31,
                                                   1995         1994
                                                 (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment
    At original cost, including $982,000
     and $21,000 under construction            $ 826 239     $ 824 714
    Accumulated depreciation                    (148 181)     (143 965)
                                                 678 058       680 749
  Current Assets:
    Cash                                              94            45
    Accounts receivable                              580         1 516
    Materials and supplies - at average cost       2 076         2 193
    Other                                          2 117         2 237
                                                   4 867         5 991
  Deferred Charges:
    Regulatory assets                              4 450         4 449
    Unamortized loss on reacquired debt           10 465        10 653
    Other                                         12 371        12 394
                                                  27 286        27 496
        Total Assets                           $ 710 211     $ 714 236

CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock - $1.00 par value per share,
      authorized 5,000 shares, outstanding
      1,000 shares                             $       1     $       1
    Other paid-in capital                        209 999       209 999
    Retained earnings                             10 348        12 729
                                                 220 348       222 729
    Long-term debt:
      Debentures, net                            148 478       148 454
      Commercial paper                            27 106        41 736
      Medium-term notes                           74 600        76 975
      Notes payable to affiliates                 10 400             -
                                                 480 932       489 894
  Current liabilities:
    Long-term debt due within 1 year               3 375         1 000
    Accounts payable                                  17            48
    Interest accrued                               1 239         4 900
    Taxes accrued                                  4 323            33
    Other                                            728           503
                                                   9 682         6 484
  Deferred Credits:
    Unamortized investment credit                 51 967        52 297
    Deferred income taxes                        139 367       137 297
    Regulatory liabilities                        28 263        28 264
                                                 219 597       217 858
        Total Capitalization and Liabilities   $ 710 211     $ 714 236


See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                         Statement of Cash Flows


                                                     Three Months Ended
                                                          March 31
                                                      1995       1994
                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                        $  6 569   $  7 085
  Depreciation                                         4 224      4 236
  Deferred investment credit and income taxes, net     1 740      1 759

  Changes in certain current assets and liabilities:
    Accounts receivable, net                             936        388
    Materials and supplies                               117        (32)
    Accounts payable                                     (31)         9
    Taxes accrued                                      4 290      2 580
    Interest accrued                                  (3 661)    (3 819)
  Other, net                                             582        264
                                                      14 766     12 470

CASH FLOWS FROM INVESTING:
  Construction expenditures                           (1 537)      (471)

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                        (4 230)    (3 082)
  Cash dividends on common stock                      (8 950)    (8 875)
                                                     (13 180)   (11 957)

NET CHANGE IN CASH                                        49         42
Cash at January 1                                         45         15
Cash at March 31                                    $     94   $     57

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)            $  8 411   $  8 022
    Income taxes                                           -        453



See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                      Notes to Financial Statements



1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.

3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:


                               Three Months Ended
                                    March 31
                                 1995      1994

          Number of Shares       1 000     1 000
          Amount per Share      $8 950    $8 875

    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parents, Monongahela Power Company (27%), The Potomac Edison Company (28%), and West Penn Power Company (45%).

                      ALLEGHENY GENERATING COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


     COMPARISON OF FIRST QUARTER OF 1995 WITH FIRST QUARTER OF 1994


    The changes in revenues and net income are primarily due to a continuing reduction in the Company's net plant (the major component of rate base).

    The increase in other interest was due to interest paid on the revenue refund pursuant to the settlement agreement described below.




                     LIQUIDITY AND CAPITAL RESOURCES

    The Company's discussion on Liquidity and Capital Resources and Results of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

    On March 23, 1995, the Federal Energy Regulatory Commission (FERC) approved the settlement agreement filed for the cases to determine the return on equity (ROE) earned by the Company. The Company's ROE was reduced to 11.13% for the period from March 1, 1992 through December 31, 1994, and increased to 11.20% beginning in 1995. In April 1995, revenue refunds for the period March 1992 through December 1994, including interest, were made to customers, for which adequate reserves had previously been provided.

    A settlement agreement is still pending before the FERC regarding the prior tax payment of approximately $12 million to be included in rate base which will produce about $1.4 million in additional annual revenues.

                      ALLEGHENY GENERATING COMPANY
                 Part II--Other Information to Form 10-Q
                    for Quarter Ended March 31, 1995



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1.  (a)  Date and Kind of Meeting:
                  The annual meeting of shareholders was held at New York, New York, on March 2, 1995. No proxies were solicited.

             (b)  Election of Directors:
                  The holders of all 1,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified.

                               Klaus Bergman
                               Stanley I. Garnett, II
                               Kenneth M. Jones
                               Alan J. Noia
                               Peter J. Skrgic


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  27   Financial Data Schedule.

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, l995.



                                Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLEGHENY GENERATING COMPANY


                                           THOMAS J. KLOC
                                           Thomas J. Kloc
                                             Comptroller
                                     (Chief Accounting Officer)




May 12, 1995