Form 10-Q
period 1995-06-30
ALLEGHENY GENERATING CO
filed 1995-08-11
CIK 774459

Page 1 of 8



                                FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1995

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

     At August 11, 1995, 1,000 shares of the Common Stock ($l.00 par value) of the registrant were outstanding.

                      ALLEGHENY GENERATING COMPANY

                Form 10-Q for Quarter Ended June 30, 1995


                                  Index



                                                                 Page
                                                                  No.

PART I - FINANCIAL INFORMATION:

Statement of income -
   Three and six months ended June 30, 1995 and 1994               3

Balance sheet -
   June 30, 1995 and December 31, 1994                             4

Statement of cash flows -
   Six months ended June 30, 1995 and 1994                         5

Notes to financial statements                                      6

Management's discussion and analysis of financial
   condition and results of operations                             7


PART II - OTHER INFORMATION                                        8

                      ALLEGHENY GENERATING COMPANY
                           Statement of Income



                                    Three Months Ended   Six Months Ended
                                          June 30            June 30
                                      1995     1994       1995     1994
                                            (Thousands of Dollars)


ELECTRIC OPERATING REVENUES         $22 061  $21 869    $44 157  $44 300

OPERATING EXPENSES:
  Operation and maintenance expense   1 571    1 444      3 367    3 277
  Depreciation                        4 224    4 236      8 448    8 472
  Taxes other than income taxes       1 248    1 528      2 547    2 868
  Federal income taxes                3 502    3 408      6 725    6 921

    Total Operating Expenses         10 545   10 616     21 087   21 538

    Operating Income                 11 516   11 253     23 070   22 762

OTHER INCOME AND DEDUCTIONS               9        5          9        7

    Income Before Interest Charges   11 525   11 258     23 079   22 769

INTEREST CHARGES:
  Interest on long-term debt          4 198    4 244      8 397    8 438
  Other interest                        234      243      1 020      475

    Total Interest Charges            4 432    4 487      9 417    8 913

NET INCOME                          $ 7 093  $ 6 771    $13 662  $13 856



See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                              Balance Sheet


                                                June 30,   December 31,
                                                  1995         1994
                                                 (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment
    At original cost, including $1,575,000
     and $21,000 under construction            $ 838 891     $ 824 714
    Accumulated depreciation                    (152 397)     (143 965)
                                                 686 494       680 749
  Current Assets:
    Cash                                             100            45
    Accounts receivable                            5 986         1 516
    Materials and supplies - at average cost       1 897         2 193
    Other                                            200         2 237
                                                   8 183         5 991
  Deferred Charges:
    Regulatory assets                              4 450         4 449
    Unamortized loss on reacquired debt           10 276        10 653
    Other                                            363        12 394
                                                  15 089        27 496
        Total Assets                           $ 709 766     $ 714 236

CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock - $1.00 par value per share,
      authorized 5,000 shares, outstanding
      1,000 shares                             $       1     $       1
    Other paid-in capital                        209 999       209 999
    Retained earnings                              8 491        12 729
                                                 218 491       222 729
    Long-term debt:
      Debentures, net                            148 501       148 454
      Commercial paper                             9 895        41 736
      Medium-term notes                           74 600        76 975
      Notes payable to affiliates                 27 900             -
                                                 479 387       489 894
  Current liabilities:
    Long-term debt due within one year             3 375         1 000
    Accounts payable                                  14            48
    Interest accrued                               4 890         4 900
    Other                                            761           536
                                                   9 040         6 484
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                 51 636        52 297
    Deferred income taxes                        141 439       137 297
    Regulatory liabilities                        28 264        28 264
                                                 221 339       217 858
        Total Capitalization and Liabilities   $ 709 766     $ 714 236


See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                         Statement of Cash Flows



                                                      Six Months Ended
                                                          June 30
                                                      1995       1994
                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                        $ 13 662   $ 13 856
  Depreciation                                         8 448      8 472
  Deferred investment credit and income taxes, net     3 481      3 389

  Changes in certain current assets and liabilities:
    Accounts receivable, net                          (4 470)     1 714
    Materials and supplies                               296         (2)
    Accounts payable                                     (34)        (9)
    Taxes accrued                                       (227)       327
    Interest accrued                                     (10)         5
  Other, net                                           2 958       (256)
                                                      24 104     27 496

CASH FLOWS FROM INVESTING:
  Construction expenditures                           (2 208)    (1 220)

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                        (3 941)    (8 430)
  Cash dividends on common stock                     (17 900)   (17 750)
                                                     (21 841)   (26 180)

NET CHANGE IN CASH                                        55         96
Cash at January 1                                         45         15
Cash at June 30                                     $    100   $    111

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)            $  8 958   $  8 448
    Income taxes                                       1 658      3 245



See accompanying notes to financial statements.

                      ALLEGHENY GENERATING COMPANY
                      Notes to Financial Statements



1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.

3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                    1995                 1994
                               1st       2nd        1st       2nd
                             Quarter   Quarter    Quarter   Quarter

       Number of Shares        1 000     1 000      1 000     1 000
       Amount per Share       $8 950    $8 950     $8 875    $8 875


    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parents, Monongahela Power Company (27%), The Potomac Edison Company (28%), and West Penn Power Company (45%).

                      ALLEGHENY GENERATING COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


        COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS OF 1995
            WITH SECOND QUARTER AND FIRST SIX MONTHS OF 1994


    The changes in revenues and net income are primarily due to changes in the Company's net plant (the major component of rate base). As a result of the May 22 settlement agreement which is described below, net plant increased during the second quarter with resultant increases in revenues and net income.

    The decrease in taxes other than income for the second quarter and first six months of 1995 was primarily due to a decrease in property taxes.

    The increase in other interest for the six months ended June 1995 was due to interest paid on the revenue refund pursuant to the settlement agreement described below.


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

    On May 22, 1995, the FERC approved a settlement agreement resulting in the transfer on the balance sheet of a prior tax payment of approximately $12 million from Deferred Charges to Property, Plant, and Equipment, and the inclusion of that amount in rate base effective June 1, 1995. The additional rate base will produce about $1.4 million in additional annual revenues.

                      ALLEGHENY GENERATING COMPANY
                 Part II--Other Information to Form 10-Q
                     for Quarter Ended June 30, 1995



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule.

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, l995.



                                Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLEGHENY GENERATING COMPANY

                                           THOMAS J. KLOC
                                    ____________________________
                                           Thomas J. Kloc
                                             Controller
                                     (Chief Accounting Officer)



August 11, 1995