Form 10-Q
period 1995-09-30
ALLEGHENY GENERATING CO
filed 1995-11-09
CIK 774459

Page 1 of 8




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995


Commission File Number 0-14688





                              ALLEGHENY GENERATING COMPANY
                 (Exact name of registrant as specified in its charter)




         Virginia                                        13-3079675
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                     12 East 49th Street, New York, New York  10017
                             Telephone Number - 212-752-2121





         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

         At November 9, 1995, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                              ALLEGHENY GENERATING COMPANY

                     Form 10-Q for Quarter Ended September 30, 1995



                                          Index


                                                                      Page
                                                                       No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1995 and 1994                                          3


  Balance sheet - September 30, 1995
    and December 31, 1994                                                4


  Statement of cash flows - Nine months ended
    September 30, 1995 and 1994                                          5


  Notes to financial statements                                          6


  Management's discussion and analysis of financial
    condition and results of operations                                  7



PART II--OTHER INFORMATION                                               8

                                                        - 3 -

                                                 ALLEGHENY GENERATING COMPANY
                                                      Statement of Income



                                               Three Months Ended      Nine Months Ended
                                                  September 30          September 30
                                                 1995      1994        1995       1994
                                                      (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES               $ 21,573   $22,337    $ 65,730   $  66,637


    OPERATING EXPENSES:
       Operation and maintenance expense         1,324     1,653       4,691       4,930
       Depreciation                              4,274     4,236      12,722      12,708
       Taxes other than income taxes             1,221     1,399       3,768       4,267
       Federal income taxes                      3,410     3,498      10,135      10,419

           Total Operating Expenses             10,229    10,786      31,316      32,324

           Operating Income                     11,344    11,551      34,414      34,313


    OTHER INCOME AND DEDUCTIONS                      5         3          14          10

           Income Before Interest Charges       11,349    11,554      34,428      34,323

    INTEREST CHARGES:
       Interest on long-term debt                4,149     4,230      12,546      12,668
       Other interest                              236       237       1,256         712

           Total Interest Charges                4,385     4,467      13,802      13,380

    NET INCOME                                $  6,964   $ 7,087    $ 20,626   $  20,943


    See accompanying notes to financial statements.

                                   - 4 -

                      ALLEGHENY GENERATING COMPANY
                            Balance Sheet

                                                        September 30         December 31
                                                             1995                1994
    ASSETS:                                                    (THOUSANDS OF DOLLARS)
      Property, Plant, and Equipment:
         At original cost, including $1,320,000
           and $21,000 under construction               $   838,764          $   824,714
         Accumulated depreciation                          (156,558)            (143,965)
                                                            682,206              680,749
      Current assets:
         Cash                                                     4                   45
         Accounts receivable                                  2,963                1,516
         Materials and supplies - at average cost             1,985                2,193
         Other                                                  524                2,237
                                                              5,476                5,991
      Deferred Charges:
         Regulatory assets                                    4,372                4,449
         Unamortized loss on reacquired debt                 10,088               10,653
         Other                                                  341               12,394
                                                             14,801               27,496

             Total Assets                               $   702,483          $   714,236

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                $         1          $         1
         Other paid-in capital                              209,999              209,999
         Retained earnings                                    6,505               12,729
                                                            216,505              222,729
         Long-term debt:
            Debentures, net                                 148,523              148,454
            Commercial paper                                 33,803               41,736
            Medium-term notes                                74,600               76,975
                                                            473,431              489,894
      Current Liabilities:
         Long-term debt due within one year                   3,375                1,000
         Accounts payable                                        55                   48
         Interest accrued                                     1,249                4,900
         Other                                                1,387                  536
                                                              6,066                6,484
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                       51,305               52,297
         Deferred income taxes                              143,773              137,297
         Regulatory liabilities                              27,908               28,264
                                                            222,986              217,858

             Total Capitalization and Liabilities       $   702,483          $   714,236


    See accompanying notes to financial statements.

                                             - 5 -


                                 ALLEGHENY GENERATING COMPANY
                                 Statement of Cash Flows


                                                                  Nine Months Ended
                                                                   September 30
                                                               1995                 1994
                                                                 (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                           $20,626              $20,943
         Depreciation                                          12,722               12,708
         Deferred investment credit and income taxes, net       5,206                5,022

         Changes in certain current assets and
             liabilities:
                Accounts receivable                            (1,447)               5,122
                Materials and supplies                            208                   (1)
                Accounts payable                                    7                    8
                Taxes accrued                                     849                1,203
                Interest accrued                               (3,651)              (3,824)
         Other, net                                             2,416                  867
                                                               36,936               42,048

    CASH FLOWS FROM INVESTING:
         Construction expenditures                             (2,194)              (1,086)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                          (7,933)             (14,323)
         Cash dividends on common stock                       (26,850)             (26,625)
                                                              (34,783)             (40,948)


    NET CHANGE IN CASH                                            (41)                  14
    Cash at January 1                                              45                   15
    Cash at September 30                                            4                   29


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest                                         $16,754              $16,507
             Income taxes                                       3,473                5,125



    See accompanying notes to financial statements.

                        ALLEGHENY GENERATING COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                      1995                                   1994
                                              Number             Amount               Number             Amount
                                            of Shares          Per Share            of Shares          Per Share

           First Quarter                       1,000              $8,950               1,000             $8,875
           Second Quarter                      1,000              $8,950               1,000             $8,875
           Third Quarter                       1,000              $8,950               1,000             $8,875

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

                        ALLEGHENY GENERATING COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


                    The changes in revenues and net income are primarily due to changes in the Company's net plant (the major component of rate base).

                    The decrease in taxes other than income taxes for the third quarter and first nine months of 1995 was primarily due to a decrease in property taxes.

                    The increase in other interest for the nine months ended September 1995 was due to interest paid on the revenue refund pursuant to the settlement agreement described below.


LIQUIDITY AND CAPITAL RESOURCES

                    The Company's discussion on Liquidity and Capital Resources and Results of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                    On March 23, 1995, the Federal Energy Regulatory Commission (FERC) approved a settlement agreement filed for cases to determine the return on equity (ROE) earned by the Company. The Company's ROE was reduced to 11.13% for the period from March 1, 1992 through December 31, 1994, and increased to 11.20% beginning in 1995. In April 1995, revenue refunds for the period March 1992 through December 1994, including interest, were made to customers, for which adequate reserves had previously been provided.

                    On May 22, 1995, the FERC approved a settlement agreement resulting in the inclusion in Property, Plant, and Equipment, and rate base, effective June 1, 1995, of a prior tax payment of approximately $12 million, previously recorded on the balance sheet as Deferred Charges. This regulatory decision will produce about $1.4 million in additional annual revenues.

                        ALLEGHENY GENERATING COMPANY

                  Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1995



ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits:

                    (3)(ii) By-laws of the Company, as amended, dated November 2, 1995

                   (27)    Financial Data Schedule

           (b)     Reports on Form 8-K:

                        No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1995.





                                  Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALLEGHENY GENERATING COMPANY


                                                      THOMAS J. KLOC
                                                      Thomas J. Kloc
                                                        Controller
                                               (Chief Accounting Officer)





November 9, 1995