Form 10-Q
period 1996-03-31
ALLEGHENY GENERATING CO
filed 1996-05-15
CIK 774459

Page 1 of 8




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996


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

         At May 15, 1996, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                              ALLEGHENY GENERATING COMPANY

                       Form 10-Q for Quarter Ended March 31, 1996



                                          Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1996 and 1995                                                 3


  Balance sheet - March 31, 1996
    and December 31, 1995                                                   4


  Statement of cash flows - Three months ended
    March 31, 1996 and 1995                                                 5


  Notes to financial statements                                             6


  Management's discussion and analysis of financial
    condition and results of operations                                     7



PART II--OTHER INFORMATION                                                  8


                        ALLEGHENY GENERATING COMPANY
                            Statement of Income



                                                             Three Months Ended
                                                               March 31
                                                           1996             1995
                                                           (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES                         $ 20,909         $ 22,096


    OPERATING EXPENSES:
       Operation and maintenance expense                   1,119            1,796
       Depreciation                                        4,290            4,224
       Taxes other than income taxes                       1,210            1,299
       Federal income taxes                                3,344            3,223

           Total Operating Expenses                        9,963           10,542

           Operating Income                               10,946           11,554


    OTHER INCOME AND DEDUCTIONS                                3             -

           Income Before Interest Charges                 10,949           11,554

    INTEREST CHARGES:
       Interest on long-term debt                          3,993            4,199
       Other interest                                        235              786

           Total Interest Charges                          4,228            4,985

    NET INCOME                                          $  6,721         $  6,569


    See accompanying notes to financial statements.

                                      - 4 -

                           ALLEGHENY GENERATING COMPANY
                                   Balance Sheet

                                                          March 31          December 31
                                                            1996               1995
    ASSETS:                                                  (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $466,000
           and $412,000 under construction               $ 836,931          $ 836,894
         Accumulated depreciation                         (163,316)          (159,037)
                                                           673,615            677,857
      Current Assets:
         Cash                                                   95                 31
         Accounts receivable from parents                    4,036              5,274
         Materials and supplies - at average cost            2,130              2,049
         Other                                                  91                232
                                                             6,352              7,586
      Deferred Charges:
         Regulatory assets                                  14,617             14,617
         Unamortized loss on reacquired debt                 9,711              9,900
         Other                                                 313                327
                                                            24,641             24,844

             Total Assets                                $ 704,608          $ 710,287

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $       1          $       1
         Other paid-in capital                             209,999            209,999
         Retained earnings                                   1,649              4,153
                                                           211,649            214,153
         Long-term debt:
            Debentures, net                                148,571            148,548
            Commercial paper                                19,182             30,561
            Medium-term notes                               70,000             70,600
            Notes payable to affiliates                     10,000               -
                                                           459,402            463,862
      Current Liabilities:
         Long-term debt due within one year                  4,600              6,375
         Accounts payable                                       95                 16
         Interest accrued                                    1,453              5,151
         Taxes accrued                                       2,665                113
         Other                                                 134                237
                                                             8,947             11,892
      Deferred Credits:
         Unamortized investment credit                      50,657             50,987
         Deferred income taxes                             158,147            156,091
         Regulatory liabilities                             27,455             27,455
                                                           236,259            234,533

             Total Capitalization and Liabilities        $ 704,608          $ 710,287


    See accompanying notes to financial statements.

                                       - 5 -


                            ALLEGHENY GENERATING COMPANY
                              Statement of Cash Flows

                                                                 Three Months Ended
                                                                     March 31

                                                               1996              1995
                                                                (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                            $6,721            $6,569
         Depreciation                                           4,290             4,224
         Deferred investment credit and income taxes, net       1,725             1,740

         Changes in certain current assets and
             liabilities:
                Accounts receivable                             1,238               936
                Materials and supplies                            (81)              117
                Accounts payable                                   79               (31)
                Taxes accrued                                   2,552             4,290
                Interest accrued                               (3,698)           (3,661)
         Other, net                                               268               582
                                                               13,094            14,766

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                (51)           (1,537)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                          (3,754)           (4,230)
         Cash dividends on common stock                        (9,225)           (8,950)
                                                              (12,979)          (13,180)


    NET CHANGE IN CASH                                             64                49
    Cash at January 1                                              31                45
    Cash at March 31                                        $      95         $      94


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest                                       $   7,693         $   8,411
             Income taxes                                         211              -



    See accompanying notes to financial statements.

                              ALLEGHENY GENERATING COMPANY

                              Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
             With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                              1996                   1995

                    Number of Shares                                                         1,000                  1,000
                    Amount per Share                                                        $9,225                 $8,950

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


             COMPARISON OF FIRST QUARTER OF 1996 WITH FIRST QUARTER OF 1995


                       The changes in revenues and net income are primarily due to a continuing reduction in the Company's net plant (the major component of rate base).

                       The decrease in other interest was due to the prior year reflecting interest paid on the revenue refund pursuant to the settlement agreement described below.


LIQUIDITY AND CAPITAL REQUIREMENTS

                       The Company's discussion on Liquidity and Capital Requirements and Results of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

                       On December 21, 1995, the Company submitted a negotiated settlement to the Federal Energy Regulatory Commission (FERC) to address the Company's return on equity (ROE) effective after 1995. Interested parties representing less than 2% of the Company's eventual revenues filed exceptions. On February 20, 1996, the FERC accepted that part of the settlement agreement related to a reduction in ROE from 11.2% to 11% retroactive to January 1, 1996, stating that a further decrease beyond the proposed rate level may be appropriate, and instituted an investigation of the proposed rate. In taking this action the FERC denied that part of the settlement agreement that would have set the ROE for 1997 and 1998 by formula. The Company negotiated and filed a new settlement agreement on April 4, 1996 which fixes the ROE for 1996 at 11% as to the parties representing about 98% of revenues. The remaining customers representing about 2% of revenues would be free to pursue litigation of the Company's ROE as it relates to those customers. The Company cannot predict the FERC's response to this filing.

                              ALLEGHENY GENERATING COMPANY

                        Part II - Other Information to Form 10-Q
                            for Quarter Ended March 31, 1996


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1.      (a)       Date and Kind of Meeting:

                       The annual meeting of shareholders was held at New York, New York, on March 7, 1996. No proxies were solicited.

             (b)       Election of Directors:

                       The holders of all 1,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                            Klaus Bergman
                            Kenneth M. Jones
                            Alan J. Noia
                            Peter J. Skrgic


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

    (a)              (27)    Financial Data Schedule

    (b) On March 13, 1996, the Company filed a Form 8-K for the restructuring of its parents' organization.

                             On April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.


                                        Signature


                       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ALLEGHENY GENERATING COMPANY



                                                        THOMAS J. KLOC
                                                        Thomas J. Kloc
                                                  (Chief Accounting Officer)



May 15, 1996