Form 10-Q
period 1996-06-30
ALLEGHENY GENERATING CO
filed 1996-08-13
CIK 774459

Page 1 of 8




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996


Commission File Number 0-14688





                              ALLEGHENY GENERATING COMPANY
                 (Exact name of registrant as specified in its charter)




        Virginia                                       13-3079675
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                 10435 Downsville Pike, Hagerstown, Maryland  21740-1766
                             Telephone Number - 301-790-3400





         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At August 13, 1996, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                              ALLEGHENY GENERATING COMPANY

                        Form 10-Q for Quarter Ended June 30, 1996



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1996 and 1995                                                3


  Balance sheet - June 30, 1996
    and December 31, 1995                                                 4


  Statement of cash flows - Six months ended
    June 30, 1996 and 1995                                                5


  Notes to financial statements                                           6


  Management's discussion and analysis of financial
    condition and results of operations                                   7



PART II--OTHER INFORMATION                                                8


                                        ALLEGHENY GENERATING COMPANY
                                            Statement of Income



                                             Three Months Ended       Six Months Ended
                                                  June 30                  June 30
                                               1996        1995         1996            1995
                                                       (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES             $  21,023   $  22,061    $  41,932      $   44,157


    OPERATING EXPENSES:
       Operation and maintenance expense        1,215       1,571        2,334           3,367
       Depreciation                             4,290       4,224        8,580           8,448
       Taxes other than income taxes            1,198       1,248        2,408           2,547
       Federal income taxes                     3,362       3,502        6,706           6,725

           Total Operating Expenses            10,065      10,545       20,028          21,087

           Operating Income                    10,958      11,516       21,904          23,070


    OTHER INCOME AND DEDUCTIONS                  -              9            3               9

           Income Before Interest Charges      10,958      11,525       21,907          23,079

    INTEREST CHARGES:
       Interest on long-term debt               3,924       4,198        7,917           8,397
       Other interest                             257         234          492           1,020

           Total Interest Charges               4,181       4,432        8,409           9,417

    NET INCOME                              $   6,777   $   7,093    $  13,498      $   13,662


    See accompanying notes to financial statements.


                                 ALLEGHENY GENERATING COMPANY
                                     Balance Sheet

                                                           June 30            December 31
                                                            1996                 1995
    ASSETS:                                                    (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $490,000
           and $412,000 under construction              $   836,977          $   836,894
         Accumulated depreciation                          (167,605)            (159,037)
                                                            669,372              677,857
      Current Assets:
         Cash                                                   111                   31
         Accounts receivable from parents                     3,945                5,274
         Materials and supplies - at average cost             2,193                2,049
         Other                                                  629                  232
                                                              6,878                7,586
      Deferred Charges:
         Regulatory assets                                   14,617               14,617
         Unamortized loss on reacquired debt                  9,523                9,900
         Other                                                  291                  327
                                                             24,431               24,844

             Total Assets                               $   700,681          $   710,287

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                $         1          $         1
         Other paid-in capital                              209,999              209,999
         Retained earnings                                       16                4,153
                                                            210,016              214,153
         Long-term debt:
            Debentures, net                                 148,594              148,548
            Commercial paper                                 21,990               30,561
            Medium-term notes                                70,000               70,600
            Notes payable to affiliates                       2,350                -
                                                            452,950              463,862
      Current Liabilities:
         Long-term debt due within one year                   4,600                6,375
         Accounts payable                                        67                   16
         Interest accrued                                     5,065                5,151
         Taxes accrued                                           15                  113
         Other                                                -                      237
                                                              9,747               11,892
      Deferred Credits:
         Unamortized investment credit                       50,326               50,987
         Deferred income taxes                              160,203              156,091
         Regulatory liabilities                              27,455               27,455
                                                            237,984              234,533

             Total Capitalization and Liabilities       $   700,681          $   710,287


    See accompanying notes to financial statements

                                    - 5 -


                           ALLEGHENY GENERATING COMPANY
                              Statement of Cash Flows




                                                                    Six Months Ended
                                                                       June 30
                                                                 1996              1995
                                                                (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                             $13,498           $13,662
         Depreciation                                             8,580             8,448
         Deferred investment credit and income taxes, net         3,451             3,481

         Changes in certain current assets and
             liabilities:
                Accounts receivable                               1,329            (4,470)
                Materials and supplies                             (144)              296
                Accounts payable                                     51               (34)
                Taxes accrued                                       (98)             (227)
                Interest accrued                                    (86)              (10)
         Other, net                                                 (59)            2,958
                                                                 26,522            24,104

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                 (211)           (2,208)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                            (8,596)           (3,941)
         Cash dividends on common stock                         (17,635)          (17,900)
                                                                (26,231)          (21,841)


    NET CHANGE IN CASH                                               80                55
    Cash at January 1                                                31                45
    Cash at June 30                                            $    111          $    100


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest                                            $8,029            $8,958
             Income taxes                                         3,324             1,688



    See accompanying notes to financial statements.

                       ALLEGHENY GENERATING COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                 1996                                     1995
                                           1st                 2nd                  1st                2nd
                                        Quarter              Quarter             Quarter            Quarter

           Number of Shares               1 000                1 000                1 000              1 000
           Amount per Share              $9 225               $8 410               $8 950             $8 950

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parents, Monongahela Power Company (27%), The Potomac Edison Company (28%), and West Penn Power Company (45%).

                       ALLEGHENY GENERATING COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


                     The changes in revenues and net income are primarily due to a continuing reduction in the Company's net plant (the major component of rate base). As a result of the April 4, 1996 settlement agreement which is described below, the Company's Return on Equity (ROE) decreased from 11.2% to 11%, with resultant decreases in revenues and net income.

                    The decrease in other interest for the six months ended June 1996 was due to the prior year reflecting interest paid on the revenue refund pursuant to the March 23, 1995 settlement agreement described below.


LIQUIDITY AND CAPITAL RESOURCES

                    The Company's discussion on Liquidity and Capital Resources and Results of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

                    On December 21, 1995, the Company submitted a negotiated settlement to the Federal Energy Regulatory Commission (FERC) to address the Company's return on equity (ROE) effective after 1995. Interested parties representing less than 2% of the Company's eventual revenues filed exceptions. On February 20, 1996, the FERC instituted an investigation of the proposed rate. Subsequently, the parties who filed exceptions removed their exceptions and accepted the settlement agreement provided for a 1996 return on equity of 11% and an ROE adjustment mechanism for future years.

                    In July 1996, the Company filed a request with the Securities and Exchange Commission for authority to pay common dividends from time to time through December 31, 2001, out of capital or unearned surplus, to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings and the reduction of retained earnings. The Company's practice is to retire debt and pay dividends in amounts necessary to maintain a 45% common equity position. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its parents, nor will it adversely affect the protections due debt security holders.

                       ALLEGHENY GENERATING COMPANY

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1996



ITEM 5.    OTHER INFORMATION

                    In June 1996, the Company moved its corporate headquarters from New York City to Hagerstown, Maryland (Washington County).


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      (27)    Financial Data Schedule

           (b) As reported in the first quarter 1996 10-Q, on April 11, 1996 the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.




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


August 13, 1996