Form 10-Q
period 1996-09-30
ALLEGHENY GENERATING CO
filed 1996-11-13
CIK 774459

                                           FORM 10-Q



                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549





                          Quarterly Report under Section 13 or 15(d)
                            of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996


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

         At November 13, 1996, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                                 ALLEGHENY GENERATING COMPANY

                        Form 10-Q for Quarter Ended September 30, 1996



                                             Index


                                                                     Page
                                                                      No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1996 and 1995                                        3


  Balance sheet - September 30, 1996
    and December 31, 1995                                              4


  Statement of cash flows - Nine months ended
    September 30, 1996 and 1995                                        5


  Notes to financial statements                                        6


  Management's discussion and analysis of financial
    condition and results of operations                                7



PART II--OTHER INFORMATION                                             8

                                  ALLEGHENY GENERATING COMPANY
                                      Statement of Income


                                             Three Months Ended         Nine Months Ended
                                                 September 30             September 30
                                              1996        1995         1996           1995
                                                     (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES            $  20,825   $  21,573    $  62,757      $  65,730


    OPERATING EXPENSES:
       Operation and maintenance expense       1,299       1,324        3,633          4,691
       Depreciation                            4,290       4,274       12,870         12,722
       Taxes other than income taxes           1,174       1,221        3,582          3,768
       Federal income taxes                    3,296       3,410       10,002         10,135

           Total Operating Expenses           10,059      10,229       30,087         31,316

           Operating Income                   10,766      11,344       32,670         34,414


    OTHER INCOME AND DEDUCTIONS                    1           5            4             14

           Income Before Interest Charges     10,767      11,349       32,674         34,428

    INTEREST CHARGES:
       Interest on long-term debt              3,847       4,149       11,764         12,546
       Other interest                            234         236          726          1,256

           Total Interest Charges              4,081       4,385       12,490         13,802

    NET INCOME                             $   6,686   $   6,964    $  20,184      $  20,626




    See accompanying notes to financial statements.

                                 ALLEGHENY GENERATING COMPANY
                                       Balance Sheet

                                                      September 30         December 31
                                                          1996                1995
    ASSETS:                                               (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $488,000
           and $412,000 under construction            $   837,030          $  836,894
         Accumulated depreciation                        (171,895)           (159,037)
                                                          665,135             677,857
      Current Assets:
         Cash                                                 145                  31
         Accounts receivable from parents                   -                   5,274
         Materials and supplies - at average cost           2,181               2,049
         Other                                                355                 232
                                                            2,681               7,586
      Deferred Charges:
         Regulatory assets                                 14,617              14,617
         Unamortized loss on reacquired debt                9,335               9,900
         Other                                                276                 327
                                                           24,228              24,844

             Total Assets                             $   692,044          $  710,287

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                              $         1          $        1
         Other paid-in capital                            209,999             209,999
         Retained earnings                                     99               4,153
                                                          210,099             214,153
         Long-term debt:
            Debentures, net                               148,619             148,548
            Commercial paper                                3,449              30,561
            Medium-term notes                              70,000              70,600
            Notes payable to affiliates                    11,850               -
                                                          444,017             463,862
      Current Liabilities:
         Long-term debt due within one year                 4,600               6,375
         Accounts payable                                     102                  16
         Interest accrued                                   1,444               5,151
         Taxes accrued                                      1,039                 113
         Other                                                  1                 237
                                                            7,186              11,892
      Deferred Credits:
         Unamortized investment credit                     49,996              50,987
         Deferred income taxes                            162,259             156,091
         Regulatory liabilities                            27,455              27,455
         Other                                              1,131               -
                                                          240,841             234,533

             Total Capitalization and Liabilities     $   692,044          $  710,287



    See accompanying notes to financial statements

                                 ALLEGHENY GENERATING COMPANY
                                   Statement of Cash Flows


                                                                 Nine Months Ended
                                                                   September 30
                                                               1996               1995
                                                                (Thousands of Dollars)



    CASH FLOWS FROM OPERATIONS:
         Net income                                           $20,184            $20,626
         Depreciation                                          12,870             12,722
         Deferred investment credit and income taxes, net       5,176              5,206

         Changes in certain current assets and
             liabilities:
                Accounts receivable                             5,274             (1,447)
                Materials and supplies                           (132)               208
                Accounts payable                                   86                  7
                Taxes accrued                                     926                849
                Interest accrued                               (3,707)            (3,651)
         Other, net                                             1,461              2,416
                                                               42,138             36,936

    CASH FLOWS FROM INVESTING:
         Construction expenditures                               (150)            (2,194)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                         (17,636)            (7,933)
         Cash dividends on common stock                       (24,238)           (26,850)
                                                              (41,874)           (34,783)


    NET CHANGE IN CASH                                            114                (41)
    Cash at January 1                                              31                 45
    Cash at September 30                                   $      145         $        4


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)             $15,496            $16,754
             Income taxes                                       4,608              3,473


    See accompanying notes to consolidated financial statements.

                       ALLEGHENY GENERATING COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                 1996                                     1995
                                          Number            Amount                 Number            Amount
                                        of Shares         Per Share              of Shares         Per Share

           First Quarter                  1,000             $9,225                  1,000            $8,950
           Second Quarter                 1,000             $8,410                  1,000            $8,950
           Third Quarter                  1,000             $6,603                  1,000            $8,950



           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parents, Monongahela Power Company (27%), The Potomac Edison Company (28%), and West Penn Power Company (45%).

                       ALLEGHENY GENERATING COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
        WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


                     The changes in revenues and net income are primarily due to a continuing reduction in the Company's net plant (the major component of rate base). As a result of the April 4, 1996 settlement agreement which is described below, the Company's Return on Equity (ROE) decreased from 11.2% to 11%, with resultant decreases in revenues and net income.

                    The decrease in other interest for the nine months ended September 1996 was due to the prior year reflecting interest paid on the revenue refund pursuant to the March 23, 1995 settlement agreement described below.


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

                    On September 19, 1996, the Securities and Exchange Commission approved the Company's request to pay common dividends out of capital or unearned surplus.

                       ALLEGHENY GENERATING COMPANY

                 Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1996



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      (27)    Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1996.




                                 Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALLEGHENY GENERATING COMPANY



                                         /s/    THOMAS J. KLOC
                                                Thomas J. Kloc
                                                  Controller
                                         (Chief Accounting Officer)




November 13, 1996