Form 10-Q
period 1997-03-31
ALLEGHENY GENERATING CO
filed 1997-05-14
CIK 774459

                                                   FORM 10-Q



                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549





                                  Quarterly Report under Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1997


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

          At May 14, 1997, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                                         ALLEGHENY GENERATING COMPANY

                                  Form 10-Q for Quarter Ended March 31, 1997



                                                     Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1997 and 1996                                             3


  Balance sheet - March 31, 1997
    and December 31, 1996                                               4


  Statement of cash flows - Three months ended
    March 31, 1997 and 1996                                             5


  Notes to financial statements                                         6


  Management's discussion and analysis of financial
    condition and results of operations                                 7



PART II--OTHER INFORMATION                                             8-9

                             ALLEGHENY GENERATING COMPANY
                                  Statement of Income




                                                        Three Months Ended
                                                                March 31
                                                          1997          1996
                                                        (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES                        $ 20,216      $ 20,909


    OPERATING EXPENSES:
       Operation and maintenance expense                  1,285         1,119
       Depreciation                                       4,284         4,290
       Taxes other than income taxes                      1,195         1,210
       Federal income taxes                               3,124         3,344

           Total Operating Expenses                       9,888         9,963

           Operating Income                              10,328        10,946


    OTHER INCOME, NET                                      -                3

           Income Before Interest Charges                10,328        10,949

    INTEREST CHARGES:
       Interest on long-term debt                         3,728         3,993
       Other interest                                       232           235

           Total Interest Charges                         3,960         4,228

    NET INCOME                                         $  6,368      $  6,721



    See accompanying notes to financial statements.

                                       - 4 -
                                ALLEGHENY GENERATING COMPANY
                                      Balance Sheet



                                                    March 31,        December 31,
                                                       1997             1996
    ASSETS:                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $623,000
           and $508,000 under construction          $  837,174       $   837,050
         Accumulated depreciation                     (180,461)         (176,178)
                                                       656,713           660,872
      Current Assets:
         Cash                                               27               131
         Accounts receivable from parents                  932             1,337
         Materials and supplies - at average cost        2,127             2,092
         Prepaid taxes                                   2,315             3,860
         Other                                             132               239
                                                         5,533             7,659
      Deferred Charges:
         Regulatory assets                               8,971            14,475
         Unamortized loss on reacquired debt             8,958             9,147
         Other                                             241               255
                                                        18,170            23,877

             Total Assets                           $  680,416       $   692,408

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                            $        1       $         1
         Other paid-in capital                         200,397           202,954
                                                       200,398           202,955
         Long-term debt:
            Debentures, net                            148,665           148,642
            Commercial paper                             -                19,992
            Medium-term notes                           10,000            60,000
            Notes payable to affiliates                 17,325             -
                                                       376,388           431,589
      Current Liabilities:
         Long-term debt due within one year             60,000            10,600
         Accounts payable                                   98               222
         Interest accrued                                1,161             4,709
         Taxes accrued                                   1,121             -
         Other                                             215             -
                                                        62,595            15,531
      Deferred Credits:
         Unamortized investment credit                  49,334            49,665
         Deferred income taxes                         164,644           168,168
         Regulatory liabilities                         27,455            27,455
                                                       241,433           245,288

             Total Capitalization and Liabilities   $  680,416       $   692,408



    See accompanying notes to financial statements.

                             ALLEGHENY GENERATING COMPANY
                                 Statement of Cash Flows





                                                              Three Months Ended
                                                                  March 31
                                                             1997            1996
                                                              (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                          $6,368          $6,721
         Depreciation                                         4,284           4,290
         Deferred investment credit and income taxes, net     1,648           1,725
         Changes in certain current assets and
             liabilities:
                Accounts receivable                             405           1,238
                Materials and supplies                          (35)            (81)
                Accounts payable                               (124)             79
                Taxes accrued                                 1,121           2,552
                Interest accrued                             (3,548)         (3,698)
         Other, net                                           2,093             268
                                                             12,212          13,094

    CASH FLOWS FROM INVESTING:
         Construction expenditures                             (124)            (51)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                        (3,267)         (3,754)
         Cash dividends on common stock                      (8,925)         (9,225)
                                                            (12,192)        (12,979)


    NET CHANGE IN CASH                                         (104)             64
    Cash at January 1                                           131              31
    Cash at March 31                                      $      27       $      95


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                        $7,277          $7,693
             Income taxes                                        21             211


    See accompanying notes to financial statements.

             ALLEGHENY GENERATING COMPANY

             Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
         With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. In September 1996, the Securities and Exchange Commission (SEC) approved the Company's request to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its parents, nor will it adversely affect the protections due debt security holders.


4. Other paid-in capital decreased $2,557,000 in the three months ended March 31, 1997, representing the portion of common dividends paid out of other paid-in capital. See also Note 3 above.


5. On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

         The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.

             ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


COMPARISON OF FIRST QUARTER OF 1997 WITH FIRST QUARTER OF 1996


               The changes in revenues and net income are primarily due to a continuing reduction in the Company's net plant (the major component of rate base).

               The decrease in interest on long-term debt in 1997 was primarily the result of a decrease in the average amount of long-term debt outstanding.


LIQUIDITY AND CAPITAL REQUIREMENTS

               The Company's discussion on Liquidity and Capital
Requirements and Review of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

               Pursuant to a settlement agreement filed April 4, 1996, with the Federal Energy Regulatory Commission, the Company's return on equity (ROE) was set at 11% for 1996 and will continue at that rate until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, the Company's ROE will remain at 11% for 1997.

             ALLEGHENY GENERATING COMPANY

       Part II - Other Information to Form 10-Q for Quarter Ended March 31, 1997


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          1.  (a)  Date and Kind of Meeting:

                   The annual meeting of shareholders was held at Hagerstown, Maryland, on February 25, 1997. No proxies were solicited.

              (b)  Election of Directors:

                   The holders of all 1,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                       Alan J. Noia
                       Thomas K. Henderson
                       Kenneth M. Jones
                       Michael P. Morrell
                       Peter J. Skrgic


ITEM 5.  OTHER INFORMATION

              On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

              The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)   (27) Financial Data Schedule

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1997.

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


May 14, 1997