Form 10-Q
period 1997-06-30
ALLEGHENY GENERATING CO
filed 1997-08-13
CIK 774459

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997


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

         At August 13, 1997, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                              ALLEGHENY GENERATING COMPANY

                        Form 10-Q for Quarter Ended June 30, 1997



                                          Index


                                                                  Page
                                                                   No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1997 and 1996                                          3


  Balance sheet - June 30, 1997
    and December 31, 1996                                           4


  Statement of cash flows - Six months ended
    June 30, 1997 and 1996                                          5


  Notes to financial statements                                    6-7


  Management's discussion and analysis of financial
    condition and results of operations                             8



PART II--OTHER INFORMATION                                         9-10

                                 ALLEGHENY GENERATING COMPANY
                                     Statement of Income




                                           Three Months Ended       Six Months Ended
                                                June 30                 June 30
                                             1997       1996        1997        1996
                                                     (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES           $ 20,408   $ 21,023    $ 40,624    $ 41,932












    OPERATING EXPENSES:
       Operation and maintenance expense     1,471      1,215       2,756       2,334
       Depreciation                          4,284      4,290       8,568       8,580
       Taxes other than income taxes         1,201      1,198       2,396       2,408
       Federal income taxes                  3,141      3,362       6,265       6,706

           Total Operating Expenses         10,097     10,065      19,985      20,028

           Operating Income                 10,311     10,958      20,639      21,904


    OTHER INCOME, NET                            1       -              1           3

           Income Before Interest Charges   10,312     10,958      20,640      21,907

    INTEREST CHARGES:
       Interest on long-term debt            3,685      3,924       7,413       7,917
       Other interest                          232        257         464         492

           Total Interest Charges            3,917      4,181       7,877       8,409

    NET INCOME                            $  6,395   $  6,777    $ 12,763    $ 13,498



    See accompanying notes to financial statements.

                         ALLEGHENY GENERATING COMPANY
                             Balance Sheet


                                                    June 30,         December 31,
                                                      1997               1996
    ASSETS:                                             (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $676,000
           and $508,000 under construction         $  837,233        $   837,050
         Accumulated depreciation                    (184,743)          (176,178)
                                                      652,490            660,872
      Current Assets:
         Cash                                              42                131
         Accounts receivable from parents               2,248              1,337
         Materials and supplies - at average cost       2,044              2,092
         Prepaid taxes                                  3,684              3,860
         Other                                            514                239
                                                        8,532              7,659
      Deferred Charges:
         Regulatory assets                              8,971             14,475
         Unamortized loss on reacquired debt            8,770              9,147
         Other                                            220                255
                                                       17,961             23,877

             Total Assets                          $  678,983        $   692,408

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                           $        1        $         1
         Other paid-in capital                        197,867            202,954
                                                      197,868            202,955
         Long-term debt:
            Debentures, net                           148,689            148,642
            Commercial paper                            -                 19,992
            Medium-term notes                          10,000             60,000
            Notes payable to affiliates                14,600              -
                                                      371,157            431,589
      Current Liabilities:
         Long-term debt due within one year            60,000             10,600
         Accounts payable                                  46                222
         Interest accrued                               4,689              4,709
         Taxes accrued                                      9              -
                                                       64,744             15,531
      Deferred Credits:
         Unamortized investment credit                 49,004             49,665
         Deferred income taxes                        166,623            168,168
         Regulatory liabilities                        27,455             27,455
                                                      243,082            245,288

             Total Capitalization and Liabilities  $  678,983        $   692,408



    See accompanying notes to financial statements

                      ALLEGHENY GENERATING COMPANY
                         Statement of Cash Flows



                                                               Six Months Ended
                                                                   June 30
                                                            1997            1996
                                                            (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                        $12,763         $13,498
         Depreciation                                        8,568           8,580
         Deferred investment credit and income taxes, net    3,297           3,451
         Changes in certain current assets and
             liabilities:
                Accounts receivable                           (911)          1,329
                Materials and supplies                          48            (144)
                Accounts payable                              (176)             51
                Taxes accrued                                    9             (98)
                Interest accrued                               (20)            (86)
         Other, net                                            363             (59)


                                                            23,941          26,522

    CASH FLOWS FROM INVESTING:
         Construction expenditures                            (188)           (211)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                       (5,992)         (8,596)
         Cash dividends on common stock                    (17,850)        (17,635)
                                                           (23,842)        (26,231)


    NET CHANGE IN CASH                                         (89)             80
    Cash at January 1                                          131              31
    Cash at June 30                                      $      42       $     111


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                       $7,433          $8,029
             Income taxes                                    2,792           3,324




    See accompanying notes to financial statements.

             ALLEGHENY GENERATING COMPANY

             Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
         With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


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


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities, including DQE, Inc.

         The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained by May 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE, Inc. to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE, Inc. each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the necessary number of shareholders of both companies. At Allegheny Power's meeting, the necessary number of shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.


5. Other paid-in capital decreased $5,087,000 in the six months ended June 30, 1997, representing the portion of common dividends paid out of other paid-in capital. See also Note 3 above.


6. Income tax regulatory assets/(liabilities), net of ($18) million at June 30, 1997, are primarily related to investments in electric facilities.

             ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


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

             ALLEGHENY GENERATING COMPANY

       Part II - Other Information to Form 10-Q for Quarter Ended June 30, 1997


ITEM 5.    OTHER INFORMATION

              In late June, the S-4 registration statement filed by Allegheny Power System, Inc. (Allegheny Power) became effective, allowing Allegheny Power and DQE, Inc., parent company of Duquesne Light Company, to pursue shareholder approval for the proposed merger and a change of the company name to Allegheny Energy, Inc. (Allegheny Energy). Allegheny Power and DQE, Inc. held shareholder meetings on August 7, 1997, at which the combination of the two companies and the name change were approved by a vote of shareholders.

              On August 1, 1997, Allegheny Power and DQE, Inc. filed applications for several major approvals related to the proposed merger of the two companies. In filings with the Federal Energy Regulatory Commission (FERC), Pennsylvania Public Utility Commission (PA PUC), and Maryland Public Service Commission (MD PSC), Allegheny Power and DQE, Inc. outlined their restructuring and merger plans as discussed below.

              The FERC filing includes commitments concerning rate freezes, rate reductions, and electrical system access options that will spread the positive effects of the merger to many stakeholders. The filing includes the offering of a single transmission rate which is less than the stand-alone rate for the two companies, offers partial rate freezes to wholesale customers which have contracts expiring after 1998, and includes a commitment to join or form an independent system operator
(ISO).

              The Company's Pennsylvania parent, West Penn Power
Company (West Penn) and DQE, Inc. filed individual restructuring plans with the PA PUC and, as part of a joint restructuring plan, have also filed their merger application. The filings address unbundled rates for generation, transmission, and distribution services; stranded costs; merger synergy benefits; and other issues as required by Pennsylvania's Electricity Generation Customer Choice and Competition Act. Among other benefits, West Penn's restructuring filing unbundles its rates and tariffs separate from those of DQE's utility subsidiary, Duquesne Light. DQE's restructuring filing includes a redesign of rates and provides for other benefits. The merger filing offers additional detail on the expected synergy benefits of the merger and an allocation of the benefits to customers and shareholders of the two companies.

              Allegheny Power filed with the MD PSC requesting approval for the issuance of stock to exchange for DQE stock upon merger approval. Allegheny Power is a Maryland Corporation. The filing also discussed the benefits of the merger to Maryland including lower rates for customers and improved operating efficiencies over time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  (27)  Financial Data Schedule

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1997.





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



August 13, 1997