Form 10-Q
period 1997-09-30
ALLEGHENY GENERATING CO
filed 1997-11-13
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997


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

   At November 13, 1997, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

         Form 10-Q for Quarter Ended September 30, 1997



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1997 and 1996                               3


  Balance sheet - September 30, 1997
    and December 31, 1996                                     4


  Statement of cash flows - Nine months ended
    September 30, 1997 and 1996                               5


  Notes to financial statements                              6-8


  Management's discussion and analysis of financial
    condition and results of operations                       9



PART II--OTHER INFORMATION                                   10

                               ALLEGHENY GENERATING COMPANY
                                    Statement of Income




                                           Three Months Ended     Nine Months Ended
                                               September 30          September 30
                                             1997       1996        1997          1996
                                                     (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES           $ 19,664   $ 20,825    $ 60,288      $ 62,757


    OPERATING EXPENSES:
       Operation and maintenance expense       856      1,299       3,612         3,633
       Depreciation                          4,284      4,290      12,852        12,870
       Taxes other than income taxes         1,185      1,174       3,581         3,582
       Federal income taxes                  3,109      3,296       9,374        10,002

           Total Operating Expenses          9,434     10,059      29,419        30,087

           Operating Income                 10,230     10,766      30,869        32,670


    OTHER INCOME, NET                        9,054          1       9,055             4

           Income Before Interest Charges   19,284     10,767      39,924        32,674

    INTEREST CHARGES:
       Interest on long-term debt            3,624      3,847      11,037        11,764
       Other interest                          264        234         728           726

           Total Interest Charges            3,888      4,081      11,765        12,490

    NET INCOME                            $ 15,396   $  6,686    $ 28,159      $ 20,184


    See accompanying notes to financial statements.


                       ALLEGHENY GENERATING COMPANY
                               Balance Sheet


                                                    September 30,       December 31,
                                                        1997                1996
    ASSETS:                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including ($8,010,000)
           and $508,000 under construction          $  828,573          $   837,050
         Accumulated depreciation                     (189,026)            (176,178)
                                                       639,547              660,872
      Current Assets:
         Cash                                               78                  131
         Accounts receivable from parents                -                    1,337
         Notes receivable from affiliates               23,644                -
         Materials and supplies - at average cost        2,026                2,092
         Prepaid taxes                                   3,616                3,860
         Other                                             367                  239
                                                        29,731                7,659
      Deferred Charges:
         Regulatory assets                               8,971               14,475
         Unamortized loss on reacquired debt             8,582                9,147
         Other                                             205                  255
                                                        17,758               23,877

             Total Assets                           $  687,036          $   692,408

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                            $        1          $         1
         Other paid-in capital                         199,263              202,954
                                                       199,264              202,955
         Long-term debt:
            Debentures, net                            148,712              148,642
            Commercial paper                             -                   19,992
            Medium-term notes                           10,000               60,000
                                                       357,976              431,589
      Current Liabilities:
         Long-term debt due within one year             60,000               10,600
         Accounts payable                               22,372                  222
         Interest accrued                                1,161                4,709
         Taxes accrued                                     797                -
                                                        84,330               15,531
      Deferred Credits:
         Unamortized investment credit                  48,673               49,665
         Deferred income taxes                         168,602              168,168
         Regulatory liabilities                         27,455               27,455
                                                       244,730              245,288

             Total Capitalization and Liabilities   $  687,036          $   692,408



    See accompanying notes to financial statements

                              ALLEGHENY GENERATING COMPANY
                                Statement of Cash Flows





                                                               Nine Months Ended
                                                                  September 30
                                                              1997              1996


                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                        $  28,159         $  20,184
         Depreciation                                         12,852            12,870
         Deferred investment credit and income taxes, net      4,945             5,176
         Changes in certain current assets and
             liabilities:
                Accounts receivable                            1,337             5,274
                Materials and supplies                            66              (132)
                Accounts payable                              22,150                86
                Taxes accrued                                    797               926
                Interest accrued                              (3,548)           (3,707)
         Other, net                                            5,772             1,461
                                                              72,530            42,138

    CASH FLOWS FROM INVESTING:
         Construction expenditures                              (188)             (150)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                        (20,592)          (17,636)
         Notes receivable                                    (23,644)                0
         Cash dividends on common stock                      (28,159)          (24,238)
                                                             (72,395)          (41,874)


    NET CHANGE IN CASH                                           (53)              114
    Cash at January 1                                            131                31
    Cash at September 30                                   $      78         $     145


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                        $14,617           $15,496
             Income taxes                                      9,108             4,608




    See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes, contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


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


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company, its parents, and Duquesne Light Company.

   The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission
   (FERC), the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission under the Hart, Scott, Rudino legislation. Additionally, Allegheny Power has requested the Maryland Public Service Commission
   (PSC) to indicate its approval of the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE each held a separate shareholder meeting on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At Allegheny Power's meeting, the shareholders also decisively approved the change in Allegheny Power's name to Allegheny Energy, Inc. (Allegheny Energy).

   On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order on or before the end of May 1998. The PSC instituted a proceeding against The Potomac Edison Company, the Company's Maryland public utility parent, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

   On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc. by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

   On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against Allegheny Power, one of the Company's parents, West Penn Power Company (West Penn), DQE, and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between Allegheny Power and DQE be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, Allegheny Power, West Penn, DQE, and Duquesne Light Company filed motions to dismiss the complaint. While Allegheny Energy cannot predict the outcome of this action, it believes the suit is without merit.


5. Other paid-in capital decreased $3,691,000 in the nine months ended September 30, 1997, representing the portion of common dividends paid out of other paid-in capital. See also Note 3 above.


6. Income tax regulatory assets/(liabilities), net of ($18) million at September 30, 1997, are primarily related to investments in electric facilities.

7. The Company and its parents have spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its parents to process information in the year 2000 and beyond without significant problems. Expenditures for the software modifications and upgrades are not expected to have a material impact on the Company's results of operations or financial position.

                  ALLEGHENY GENERATING COMPANY

       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
   WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


        The changes in revenues are primarily due to a continuing reduction in the Company's net plant (the major component of rate base).

        The decrease in interest on long-term debt in 1997 was primarily the result of a decrease in the average amount of long-term debt outstanding.

        Effective June 1, 1995, the Federal Energy Regulatory Commission gave approval for the Company to add a prior tax payment of approximately $12 million to rate base. In September 1997, the Company received a tax-related contract settlement of $8.8 million of taxes related to the $12 million added to rate base in 1995. The 1997 settlement amount was recorded as a reduction to plant and was removed from rate base.

        The increase in other income, net, in each of the third quarter and first nine-month periods of 1997 was due to interest on the refund on the tax-related contract settlement (see above).


LIQUIDITY AND CAPITAL REQUIREMENTS

        The Company's discussion on Liquidity and Capital Requirements and Review of Operations in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

        Pursuant to a settlement agreement filed April 4, 1996, with the Federal Energy Regulatory Commission, the Company's return on equity (ROE) was set at 11% for 1996 and will continue at that rate until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. The Company does not expect any requests for a change to be filed during the 1997 notice period; therefore, the Company's ROE would remain at 11%.

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27) Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1997.





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



November 13, 1997