Form 10-Q
period 1998-03-31
ALLEGHENY GENERATING CO
filed 1998-05-15
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1998


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

   At May 15, 1998, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

           Form 10-Q for Quarter Ended March 31, 1998



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1998 and 1997                                   3


  Balance sheet - March 31, 1998
    and December 31, 1997                                     4


  Statement of cash flows - Three months ended
    March 31, 1998 and 1997                                   5


  Notes to financial statements                              6-7


  Management's discussion and analysis of financial
    condition and results of operations                      8-10



PART II--OTHER INFORMATION                                   11

                        ALLEGHENY GENERATING COMPANY
                            Statement of Income



                                                Three Months Ended
                                                     March 31
                                                1998          1997
                                              (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES              $ 18,604      $ 20,216


    OPERATING EXPENSES:
       Operation and maintenance expense          953         1,285
       Depreciation                             4,226         4,284
       Taxes other than income taxes            1,160         1,195
       Federal income taxes                     2,865         3,124

           Total Operating Expenses             9,204         9,888

           Operating Income                     9,400        10,328


    OTHER INCOME, NET                              50          -

           Income Before Interest Charges       9,450        10,328

    INTEREST CHARGES:
       Interest on long-term debt               3,187         3,728
       Other interest                             326           232

           Total Interest Charges               3,513         3,960

    NET INCOME                               $  5,937      $  6,368


    See accompanying notes to financial statements.

                            ALLEGHENY GENERATING COMPANY
                                    Balance Sheet


                                                      March 31,          December 31,
                                                        1998                1997
    ASSETS:                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $926,000
           and $906,000 under construction           $  828,691          $   828,658
         Accumulated depreciation                      (197,399)            (193,173)
                                                        631,292              635,485
      Current Assets:
         Cash and temporary cash investments                 32                5,359
         Materials and supplies - at average cost         2,033                1,832
         Prepaid taxes                                    2,746                4,442
         Other                                               42                  243
                                                          4,853               11,876
      Deferred Charges:
         Regulatory assets                                7,979                7,979
         Unamortized loss on reacquired debt              8,218                8,393
         Other                                              178                  187
                                                         16,375               16,559

             Total Assets                            $  652,520          $   663,920

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                             $        1          $         1
         Other paid-in capital                          197,459              199,522
                                                        197,460              199,523

         Long-term debt                                 148,759              148,735
                                                        346,219              348,258
      Current Liabilities:
         Long-term debt due within one year              10,000               60,000
         Notes payable to affiliates                     42,450                -
         Accounts payable to affiliates                   5,332                6,135
         Interest accrued                                   826                4,404
         Taxes accrued                                    1,019                -
         Other                                              150                    1
                                                         59,777               70,540
      Deferred Credits:
         Unamortized investment credit                   48,012               48,342
         Deferred income taxes                          172,658              169,325
         Regulatory liabilities                          25,854               27,455
                                                        246,524              245,122

             Total Capitalization and Liabilities    $  652,520          $   663,920



    See accompanying notes to financial statements.

                          ALLEGHENY GENERATING COMPANY
                             Statement of Cash Flows


                                                                Three Months Ended
                                                                    March 31
                                                              1998              1997
                                                              (Thousands of Dollars)
    CASH FLOWS FROM OPERATIONS:
         Net income                                        $   5,937         $   6,368
         Depreciation                                          4,226             4,284
         Deferred investment credit and income taxes, net      1,401             1,648
         Changes in certain current assets and
             liabilities:
                Accounts receivable                             -                  405
                Materials and supplies                          (201)              (35)
                Accounts payable                                (803)             (124)
                Taxes accrued                                  1,019             1,121
                Interest accrued                              (3,578)           (3,548)
         Other, net                                            2,256             2,093
                                                              10,257            12,212

    CASH FLOWS FROM INVESTING:
         Construction expenditures                               (34)             (124)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                        (50,000)           (3,267)
         Notes payable to affiliates                          42,450              -
         Cash dividends on common stock                       (8,000)           (8,925)
                                                             (15,550)          (12,192)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS         (5,327)             (104)
    Cash and temporary cash investments at January 1           5,359               131
    Cash at March 31                                       $      32         $      27


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                         $6,877            $7,277
             Income taxes                                       -                   21


    See accompanying notes to financial statements.



                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual
   Report on Form 10-K for the year ended December 31, 1997, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments
   (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The Securities and Exchange Commission has approved the Company's request to pay common dividends out of capital. In the first quarter of 1998, common dividends of $5,937,0000 were paid from retained earnings, reducing the account balance to zero, and common dividends of $2,063,000 were paid from other paid-in capital.
   The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents (Monongahela Power Company,
   The Potomac Edison Company, and West Penn Power Company), nor will it adversely affect the protections due debt security holders.


4. On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc.
   (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc.
   (Allegheny Energy).

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny
   Energy and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On April 30, 1998, the Pennsylvania Public Utility Commission
   (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning.
   The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest.
   Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs.
   Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns.
   Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

   The Nuclear Regulatory Commission (NRC) has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   Merger-related decisions are expected by the end of the second quarter from the FERC, the Department of Justice/Federal Trade Commission, and the Securities and
   Exchange Commission. Allegheny Energy is also filing for review of certain merger-related activities with the Public
   Service Commission of West Virginia and the Virginia State
   Corporation Commission.


5. Income tax regulatory assets/(liabilities), net of ($18) million at March 31, 1998, are primarily related to investments in electric facilities.





                  ALLEGHENY GENERATING COMPANY

       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1998 WITH FIRST QUARTER OF 1997


        The Notes to Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of
Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following
Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings retention;
developments in the legislative, regulatory, and competitive environments in which the Company operates; environmental legislative and regulatory changes; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.


Significant Events in the First Quarter of 1998

        On March 25, 1998, the Maryland Public Service Commission
(PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the issuance of stock for the merger with DQE, Inc. (DQE). This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger. Thereafter, the Nuclear
Regulatory Commission approved the transfer of control of the operating licenses for Duquesne Light Company's (Duquesne) Beaver
Valley Unit No.'s 1 and 2 and Perry Unit No. 1 nuclear plants as required for the proposed merger between Allegheny Power System, Inc. and DQE, parent company of Duquesne. Duquesne will still be the licensee, but the approval was necessary since control of Duquesne after the merger will pass from DQE to Allegheny Energy.





        On April 30, 1998, the Pennsylvania Public Utility
Commission (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning.
Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The
Order also noted that the Pennsylvania, New Jersey, Maryland,
L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning.
The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest.
Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns.
Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM
ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.


Review of Operations

        As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment
(primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the first quarter of 1998 decreased due to a reduction in net investment and reduced operating expenses.

        The decrease in operating expenses in the first quarter of 1998 resulted from reduced operation and maintenance expense and a decrease in federal income taxes due to a decrease in operating income before taxes.

        The decrease in interest on long-term debt in 1998 was primarily the result of a decrease in the average amount of long-term debt outstanding.


Liquidity and Capital Requirements

        The Company's discussion on Liquidity and Capital
Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following information.






        Pursuant to an agreement, the Parents of the Company buy all of the Company's capacity in the Bath County station priced under a "cost of service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment.

        The Company's rates are set forth by a formula filed with and previously accepted by the FERC. The only component which changes is the Return on Equity (ROE). The ROE authorized for the Company was 11.2% in 1995. Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE was set at 11% for 1996 and will continue at that rate until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1997 notice period.
Therefore, the Company's ROE will remain at 11% in 1998.

        As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings and the reduction of retained earnings. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

        The Company and its Parents have spent considerable time and effort over the past several years on the issue of the year
2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its Parents to process information in the year 2000 and beyond without significant problems. Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.





                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1998.


                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLEGHENY GENERATING COMPANY

                                        /s/     T. J. KLOC
                                           T. J. Kloc, Controller
                                         (Chief Accounting Officer)


May 15, 1998


