Form 10-Q
period 1998-06-30
ALLEGHENY GENERATING CO
filed 1998-08-14
CIK 774459

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998

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

   At August 14, 1998, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

           Form 10-Q for Quarter Ended June 30, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1998 and 1997                                    3


  Balance sheet - June 30, 1998
    and December 31, 1997                                     4


  Statement of cash flows - Six months ended
    June 30, 1998 and 1997                                    5


  Notes to financial statements                              6-8


  Management's discussion and analysis of financial
    condition and results of operations                      9-11



PART II--OTHER INFORMATION                                   12

                                    ALLEGHENY GENERATING COMPANY
                                          Statement of Income


                                           Three Months Ended     Six Months Ended
                                                June 30                June 30
                                             1998       1997        1998        1997
                                                     (Thousands of Dollars)


    ELECTRIC OPERATING REVENUES           $ 19,126   $ 20,408    $ 37,730    $ 40,624


    OPERATING EXPENSES:
       Operation and maintenance expense     1,542      1,471       2,495       2,756
       Depreciation                          4,242      4,284       8,468       8,568
       Taxes other than income taxes         1,177      1,201       2,337       2,396
       Federal income taxes                  2,907      3,141       5,772       6,265

           Total Operating Expenses          9,868     10,097      19,072      19,985

           Operating Income                  9,258     10,311      18,658      20,639


    OTHER INCOME, NET                            1          1          51           1

           Income Before Interest Charges    9,259     10,312      18,709      20,640

    INTEREST CHARGES:
       Interest on long-term debt            2,619      3,685       5,806       7,413
       Other interest                          679        232       1,005         464

           Total Interest Charges            3,298      3,917       6,811       7,877

    NET INCOME                            $  5,961   $  6,395    $ 11,898    $ 12,763



    See accompanying notes to financial statements.

                        ALLEGHENY GENERATING COMPANY
                               Balance Sheet


                                                      June 30,          December 31,
                                                        1998                1997
    ASSETS:                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $962,000
           and $906,000 under construction          $  828,755          $   828,658
         Accumulated depreciation                     (201,642)            (193,173)
                                                       627,113              635,485
      Current Assets:
         Cash and temporary cash investments                40                5,359
         Materials and supplies - at average cost        2,029                1,832
         Prepaid taxes                                   4,346                4,442
         Other                                              50                  243
                                                         6,465               11,876
      Deferred Charges:
         Regulatory assets                               7,979                7,979
         Unamortized loss on reacquired debt             8,068                8,393
         Other                                             173                  187
                                                        16,220               16,559

             Total Assets                           $  649,798          $   663,920

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                            $        1          $         1
         Other paid-in capital                         163,420              199,522
                                                       163,421              199,523
         Long-term debt                                148,782              148,735
                                                       312,203              348,258
      Current Liabilities:
         Short-term debt                                70,471                -
         Long-term debt due within one year             10,000               60,000
         Accounts payable to affiliates                  5,448                6,135
         Interest accrued                                3,450                4,404
         Other                                             301                    1
                                                        89,670               70,540
      Deferred Credits:
         Unamortized investment credit                  47,681               48,342
         Deferred income taxes                         174,390              169,325
         Regulatory liabilities                         25,854               27,455
                                                       247,925              245,122

             Total Capitalization and Liabilities   $  649,798          $   663,920



    See accompanying notes to financial statements.

                         ALLEGHENY GENERATING COMPANY
                            Statement of Cash Flows


                                                                Six Months Ended
                                                                    June 30
                                                             1998              1997
                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                       $  11,898         $  12,763
         Depreciation                                         8,468             8,568
         Deferred investment credit and income taxes, net     2,803             3,297
         Changes in certain current assets and
             liabilities:
                Accounts receivable                            -                 (911)
                Materials and supplies                         (197)               48
                Accounts payable                               (687)             (176)
                Interest accrued                               (954)              (20)
         Other, net                                             976               372
                                                             22,307            23,941

    CASH FLOWS FROM INVESTING:
         Construction expenditures                              (97)             (188)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                       (50,000)           (5,992)
         Short-term debt, net                                70,471              -
         Cash dividends on common stock                     (48,000)          (17,850)
                                                            (27,529)          (23,842)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS        (5,319)              (89)
    Cash and temporary cash investments at January 1          5,359               131
    Cash at June 30                                       $      40         $      42


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                        $7,377            $7,433
             Income taxes                                     2,699             2,792



    See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


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


3. The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The Securities and Exchange Commission has approved the Company's request to pay common dividends out of capital. The Company has further reduced capital through additional dividend payments in the second quarter of 1998 as the Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%. In the first six months of 1998, common dividends of $11,898,132 were paid from retained earnings, reducing the account balance to zero, and common dividends of $36,101,868 were paid from other paid-in capital. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents (Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company), nor will it adversely affect the protections due debt security holders.


4. On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On July 8, 1998, the City of Pittsburgh reached a settlement agreement with Allegheny Energy and agreed to support the merger.

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest ISO is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's Ohio public utility parent, and will best mitigate the market power issue.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 megawatts (MW) Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy may be required to divest up to 2,500 MW of generation, subject to a PUC Order.

   In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania utility parent, West Penn Power Company (West Penn) described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. The Company's parent, West Penn, is subject to this Act. On August 1, 1997, West Penn filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

   On May 29, 1998, West Penn received a final order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

   On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's
   restructuring plan.   Under the reconsideration Order, West
   Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return, over seven years, starting in January 1999, through the CTC. Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment, which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy believed were appropriate.

   Allegheny Energy believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.

   As a result of the PUC restructuring Order, West Penn has determined that it is required to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71." In doing so, West Penn has also determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) is required to reflect a write-off of disallowances in the PUC's Order. The write-off, recorded in June 1998 by West Penn, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order.

   West Penn's extraordinary charge of $177.2 million ($104.4 million after taxes) results from an above-market power purchase commitment between West Penn and the Company. West Penn's obligation to the Company under its power purchase contract is not affected.

                        ALLEGHENY GENERATING COMPANY


        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


       COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
           WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to the DQE, Inc. (DQE) merger as well as results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE; and other circumstances that could affect anticipated revenues and costs such as unscheduled maintenance or repair requirements, and compliance with laws and regulations.


Significant Events in the First Six Months of 1998

*    Merger with DQE

        In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the Pennsylvania Public Utility Commission (PUC)
Orders of July 23, 1998 and May 29, 1998. See Notes 4 and 5 to the financial statements for more information about these Orders. DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger, and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy is continuing to seek the remaining regulatory approvals from the Federal Energy Regulatory
Commission (FERC), the Department of Justice, and the Securities and Exchange Commission. The Company cannot predict the outcome of the requested approvals or of the differences between Allegheny Energy and DQE.


Review of Operations

        As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the second quarter and six months ended June 30, 1998 decreased due to a reduction in net investment and reduced operating expenses.

        The decrease in operating expenses in the second quarter and first six months of 1998 resulted from decreases in federal income taxes due to decreases in income before taxes.

        The decrease in interest on long-term debt in 1998 was primarily the result of a decrease in the average amount of long-term debt outstanding. Other interest increased in the second quarter and six months ended June 30, 1998 due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.


Liquidity and Capital Requirements

        The Company's discussion on Liquidity and Capital
Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

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

        As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings and the reduction of retained earnings. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders. See Note 3 of the Notes to Financial Statements for additional information.


*    Year 2000 Readiness

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

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1998.


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

August 14, 1998