Form 10-Q
period 1998-09-30
ALLEGHENY GENERATING CO
filed 1998-11-16
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998


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

   At November 11, 1998, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

         Form 10-Q for Quarter Ended September 30, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Statement of income - Three and nine months ended
   September 30, 1998 and 1997                                3


 Balance sheet - September 30, 1998
   and December 31, 1997                                      4


 Statement of cash flows - Nine months ended
   September 30, 1998 and 1997                                5


 Notes to financial statements                               6-8


 Management's discussion and analysis of financial
   condition and results of operations                      9-11



PART II--OTHER INFORMATION                                   12

                                             - 3 -
                                  ALLEGHENY GENERATING COMPANY
                                       Statement of Income
                                     (Thousands of Dollars)




                                            Three Months Ended        Nine Months Ended
                                               September 30              September 30
                                              1998        1997         1998           1997


    ELECTRIC OPERATING REVENUES            $  18,303   $  19,664    $  56,033      $  60,288


    OPERATING EXPENSES:
       Operation and maintenance expense         888         856        3,383          3,612
       Depreciation                            4,242       4,284       12,710         12,852
       Taxes other than income taxes           1,168       1,185        3,505          3,581
       Federal income taxes                    2,708       3,109        8,480          9,374

           Total Operating Expenses            9,006       9,434       28,078         29,419

           Operating Income                    9,297      10,230       27,955         30,869


    OTHER INCOME, NET                             35       9,054           86          9,055

           Income Before Interest Charges      9,332      19,284       28,041         39,924

    INTEREST CHARGES:
       Interest on long-term debt              2,621       3,624        8,427         11,037
       Other interest                          1,086         264        2,091            728

           Total Interest Charges              3,707       3,888       10,518         11,765

    NET INCOME                             $   5,625   $  15,396    $  17,523      $  28,159




    See accompanying notes to financial statements.

                       ALLEGHENY GENERATING COMPANY
                               Balance Sheet
                           (Thousands of Dollars)



                                                     September 30,          December 31,
                                                         1998                   1997
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $967
           and $906 under construction              $     828,785          $    828,658
         Accumulated depreciation                        (205,960)             (193,173)
                                                          622,825               635,485
      Current Assets:
         Cash and temporary cash investments                   27                 5,359
         Materials and supplies - at average cost           2,130                 1,832
         Prepaid taxes                                      3,621                 4,442
         Other                                                306                   243
                                                            6,084                11,876
      Deferred Charges:
         Regulatory assets                                  7,979                 7,979
         Unamortized loss on reacquired debt                7,918                 8,393
         Other                                                173                   187
                                                           16,070                16,559

             Total Assets                           $     644,979          $    663,920

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                            $           1          $          1
         Other paid-in capital                            161,045               199,522
                                                          161,046               199,523
         Long-term debt                                   148,806               148,735
                                                          309,852               348,258
      Current Liabilities:
         Notes payable to parent                           66,250                -
         Long-term debt due within one year                10,000                60,000
         Accounts payable to affiliates                     7,583                 6,135
         Interest accrued                                     826                 4,404
         Other                                              1,142                     1
                                                           85,801                70,540
      Deferred Credits:
         Unamortized investment credit                     47,351                48,342
         Deferred income taxes                            176,122               169,325
         Regulatory liabilities                            25,853                27,455
                                                          249,326               245,122

             Total Capitalization and Liabilities   $     644,979          $    663,920



    See accompanying notes to financial statements.

                     ALLEGHENY GENERATING COMPANY
                       Statement of Cash Flows
                       (Thousands of Dollars)



                                                                 Nine Months Ended
                                                                   September 30
                                                              1998              1997

    CASH FLOWS FROM OPERATIONS:
         Net income                                        $  17,523         $  28,159
         Depreciation                                         12,710            12,852
         Deferred investment credit and income taxes, net      4,204             4,945
         Changes in certain current assets and
             liabilities:
                Accounts receivable                              (53)            1,337
                Materials and supplies                          (298)               66
                Accounts payable                               1,448            22,150
                Taxes accrued                                    691               797
                Interest accrued                              (3,578)           (3,548)
         Other, net                                            1,898             5,772
                                                              34,545            72,530

    CASH FLOWS FROM INVESTING:
         Construction expenditures                              (127)             (188)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                        (50,000)          (20,592)
         Notes payable to parent                              66,250              -
         Notes receivable                                       -              (23,644)
         Cash dividends on common stock                      (56,000)          (28,159)
                                                             (39,750)          (72,395)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS         (5,332)              (53)
    Cash and temporary cash investments at January 1           5,359               131
    Cash at September 30                                   $      27         $      78


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest                                        $13,525           $14,617
             Income taxes                                      3,523             9,108


    See accompanying notes to financial statements.




                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual
   Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. The Company's comprehensive income does not differ from its net income. For purposes of the Balance
   Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


3. The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The Securities and Exchange Commission has approved the Company's request to pay common dividends out of capital. The Company has further reduced capital through dividend payments in the third quarter of 1998 as the Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%. In the first nine months of 1998, common dividends of $17,523,101 and $38,476,899 were paid from retained earnings and other paid-in capital, respectively.


4. On April 7, 1997, Allegheny Power System, Inc. (now renamed
   Allegheny Energy, Inc.), parent company of Monongahela Power
   Company, The Potomac Edison Company, and West Penn Power
   Company, and DQE, Inc. (DQE), parent company of Duquesne
   Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

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






   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest Independent
   System Operator (ISO) is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's Ohio public utility parent, and will best mitigate any market power issues which might exist.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO subject to merger consummation, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 megawatts (MW) Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy could be required to divest up to 2,500 MW of generation, if the PUC were to so order.

   In a letter to Allegheny Energy dated July 28, 1998, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998
   (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania utility parent, West Penn Power
   Company (West Penn) described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC
   Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy would pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders.
   Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   On September 16, 1998, the Federal Energy Regulatory
   Commission (FERC) approved Allegheny Energy's merger with DQE with conditions that were acceptable to Allegheny Energy.
   The principal condition is divestiture of the Cheswick
   Generating Station which enhances the proposal initially made by Allegheny Energy and DQE to mitigate market power concerns.





   On October 5, 1998, DQE notified Allegheny Energy that it had decided to terminate the merger. In response, Allegheny
   Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a complaint for specific performance of the Merger Agreement or, alternatively, damages and motions for a temporary restraining order and preliminary injunction against DQE.

   On October 28, 1998, the District Court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. The District Court did not rule on the merits of the complaint for specific performance or damages. On October
   30, 1998, Allegheny Energy appealed the District Court's order to the
   United States Court of Appeals for the Third Circuit.  Allegheny
   Energy cannot predict the outcome of the litigation between it and DQE.




                       ALLEGHENY GENERATING COMPANY


        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
          WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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


Significant Events in the First Nine Months of 1998

*    Merger with DQE

        In a letter to Allegheny Energy, dated October 5, 1998,
DQE stated that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District
Court for the Western District of Pennsylvania on October 5, 1998 a complaint for specific performance of the Merger Agreement or, in the alternative, damages and also filed a request for a temporary restraining order and preliminary injunction against DQE.
See Note 4 to the Financial Statements for more information about the merger. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit.





Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


Review of Operations

        As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment
(primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the third quarter and nine months ended September 30, 1998 decreased due to a reduction in net investment and reduced operating expenses.

        The decrease in federal income taxes was due to decreases in income before taxes, exclusive of other income which is reported net of taxes.

        The decrease in interest on long-term debt in the third quarter and nine months ended September 30, 1998 was primarily the result of a decrease in the average amount of long-term debt outstanding. Other interest increased in the third quarter and nine months ended September 30, 1998 due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.

        In September 1997, the Company received a tax-related contract settlement of $8.8 million of taxes related to the $12 million added to rate base in 1995. The 1997 settlement amount was recorded as a reduction to plant and was removed from rate base.

        The decrease in other income, net, in the third quarter and nine months ended September 30, 1998 was due to interest on the refund on the tax-related contract settlement in the three and nine months ended September 30, 1997.


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





        The Company's rates are set forth by a formula filed with and previously accepted by the FERC. The only component which changes is the Return on Equity (ROE). Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% and will continue at that rate unless any affected party seeks a change.

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


*    Year 2000 Readiness Disclosure

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






                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1998


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   (27) Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1998.



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



November 16, 1998




















