Form 10-Q
period 1999-03-31
ALLEGHENY GENERATING CO
filed 1999-05-17
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999


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

   At May 14, 1999, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

           Form 10-Q for Quarter Ended March 31, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
    March 31, 1999 and 1998                                   3


  Balance Sheet - March 31, 1999
    and December 31, 1998                                     4


  Statement of Cash Flows - Three months ended
    March 31, 1999 and 1998                                   5


  Notes to Financial Statements                              6-7


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      8-10



PART II--OTHER INFORMATION                                   11

                  ALLEGHENY GENERATING COMPANY
                      Statement of Income
                     (Thousands of Dollars)


                                                     Three Months Ended
                                                          March 31
                                                      1999          1998

ELECTRIC OPERATING REVENUES                       $    17,857   $    18,604

OPERATING EXPENSES:
   Operation and maintenance expense                    1,611           953
   Depreciation                                         4,245         4,226
   Taxes other than income taxes                        1,132         1,160
   Federal income taxes                                 2,414         2,865

               Total Operating Expenses                 9,402         9,204

               Operating Income                         8,455         9,400


OTHER INCOME, NET                                           1            50

               Income Before Interest Charges           8,456         9,450

INTEREST CHARGES:
   Interest on long-term debt                           2,497         3,187
   Other interest                                         906           326

               Total Interest Charges                   3,403         3,513

NET INCOME                                        $     5,053   $     5,937


See accompanying notes to financial statements.

                          ALLEGHENY GENERATING COMPANY
                                  Balance Sheet
                             (Thousands of Dollars)



                                                           March 31,       December 31,
ASSETS:                                                       1999             1998
   Property, Plant, and Equipment:
        At original cost, including $641
           and $595 under construction                   $    828,845     $    828,806
        Accumulated depreciation                             (214,442)        (210,198)
                                                              614,403          618,608
   Current Assets:
        Cash                                                       33               30
        Materials and supplies - at average cost                2,088            2,093
        Prepaid taxes                                           2,472            3,569
        Other                                                      76              165
                                                                4,669            5,857
   Deferred Charges:
        Regulatory assets                                       7,056            7,056
        Unamortized loss on reacquired debt                     7,618            7,768
        Other                                                     174              169
                                                               14,848           14,993

              Total Assets                               $    633,920     $    639,458

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $          1     $          1
        Other paid-in capital                                 162,327          165,275
                                                              162,328          165,276
        Long-term debt                                        148,853          148,829
                                                              311,181          314,105
   Current Liabilities:
        Notes payable to parents                               63,800           66,750
        Accounts payable to parents                             5,972            5,795
        Taxes accrued:
           Other                                                1,150               75
        Interest accrued                                          807            3,229
        Other                                                     135                -
                                                               71,864           75,849
   Deferred Credits:
        Unamortized investment credit                          46,691           47,020
        Deferred income taxes                                 178,866          177,166
        Regulatory liabilities                                 25,318           25,318
                                                              250,875          249,504

              Total Capitalization and Liabilities       $    633,920     $    639,458




See accompanying notes to financial statements.

                          ALLEGHENY GENERATING COMPANY
                             Statement of Cash Flows
                              (Thousands of Dollars)




                                                            Three Months Ended
                                                                 March 31

                                                             1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                     $    5,053   $    5,937
          Depreciation                                        4,245        4,226
          Deferred investment credit and income taxes, net    1,370        1,401
          Changes in certain current assets and
                 liabilities:
                    Materials and supplies                        5         (201)
                    Accounts payable                            177         (803)
                    Taxes accrued                             1,075        1,019
                    Interest accrued                         (2,422)      (3,578)
          Other, net                                            656        2,256
                                                             10,159       10,257

CASH FLOWS FROM INVESTING:
          Construction expenditures                             794          (34)


CASH FLOWS FROM FINANCING:
          Retirement of long-term debt                        -          (50,000)
          Notes payable to parents                           (2,950)      42,450
          Cash dividends on common stock                     (8,000)      (8,000)
                                                            (10,950)     (15,550)


NET CHANGE IN CASH                                                3       (5,327)
Cash at January 1                                                30        5,359
Cash at March 31                                         $       33   $       32


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                $    5,572   $    6,877
                 Income taxes                                    49          -




See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements



1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.


2. For purposes of the Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.


3. The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The Securities and Exchange Commission (SEC) has approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:

                                            Three Months Ended
                                                 March 31
                                            1999          1998
                                          (Thousands of Dollars)

   Retained earnings                       $5,053        $5,937
   Other paid-in capital                    2,947         2,063
     Total                                 $8,000        $8,000


   The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

4. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE, Inc.
   (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy would be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, discovery is ongoing, and Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the SEC. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.


5. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $18,262 at March 31, 1999 and December 31, 1998 relate to income taxes.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1999 WITH FIRST QUARTER OF 1998


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for Allegheny Generating Company (the Company) for the year ended December 31, 1998, should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to the proposed merger of Allegheny Energy, Inc. (Allegheny Energy), parent of Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (the Parents), and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE; and other circumstances that could affect anticipated revenues and costs such as unscheduled maintenance or repair requirements and compliance with laws and regulations.


Significant Events in the First Quarter of 1999

        See page 10 and also Note 4 to the financial statements for information about the proposed merger of Allegheny Energy with DQE, and proposed litigation.


Review of Operations

        As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined.

The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the first quarter of 1999 decreased primarily due to a reduction in net investment partially offset by increased operating expenses.

        The increase in operating expenses in the first quarter of 1999 resulted from increased operation and maintenance expense partially offset by a decrease in federal income taxes due to a decrease in operating income before taxes, exclusive of other income which is reported net of taxes.

        The decrease in interest on long-term debt in the first quarter of 1999 was primarily the result of a decrease in the average amount of long-term debt outstanding.

        The increase in other interest expense in the first quarter of 1999 was due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.


Liquidity and Capital Requirements

        The Company's discussion on Liquidity and Capital
Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        Pursuant to an agreement, the Parents buy all of the Company's capacity in the station priced under a "cost-of-service formula" wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment.
On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parent's Power Supply Agreement for the Company effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated due to customer usage.

        The Company's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% and will continue at that rate unless any affected party seeks a change.

        As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%, including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.


Continuing Issues

-    Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., parent of the Company's parents, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.

-    Year 2000 Readiness Disclosure

        As described in the second paragraph under Liquidity and Capital Requirements above, the Company's results of operations are related to recovery of fixed capital costs under contract with its Parents and, therefore, are not affected by the operation, or non-operation, of the Bath County station and related transmission facilities. Based on the Company's structure and nature of operations, the consequences of Year 2000 issues will not have any effect on the Company's business, results of operations, or financial condition.

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1999


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 1. (a)   Date and Kind of Meeting:

          The annual meeting of shareholders was held at Hagerstown, Maryland, on February 23, 1999. No proxies were solicited.

    (b)   Election of Directors:

          The holders of all 1,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

            Thomas K. Henderson             Thomas J. Kloc
            Michael P. Morrell              Alan J. Noia
            Peter J. Skrgic


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1999.


                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALLEGHENY GENERATING COMPANY

                                      /s/       T. J. KLOC
                                       T. J. Kloc, Vice President
                                             and Controller
                                       (Chief Accounting Officer)



May 17, 1999