Form 10-Q
period 1999-06-30
ALLEGHENY GENERATING CO
filed 1999-08-16
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999


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

   At August 13, 1999, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

           Form 10-Q for Quarter Ended June 30, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Statement of Income - Three and six months ended
   June 30, 1999 and 1998                                     3


 Balance Sheet - June 30, 1999
   and December 31, 1998                                      4


 Statement of Cash Flows - Six months ended
   June 30, 1999 and 1998                                     5


 Notes to Financial Statements                               6-7


 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                       8-10



PART II--OTHER INFORMATION                                    11

                                ALLEGHENY GENERATING COMPANY
                                    Statement of Income
                                   (Thousands of Dollars)



                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                      1999          1998           1999          1998

ELECTRIC OPERATING REVENUES                       $    17,810   $    19,126    $    35,667   $    37,730

OPERATING EXPENSES:
   Operation and maintenance expense                    1,304         1,542          2,915         2,495
   Depreciation                                         4,245         4,242          8,490         8,468
   Taxes other than income taxes                        1,129         1,177          2,261         2,337
   Federal income taxes                                 2,546         2,907          4,960         5,772

               Total Operating Expenses                 9,224         9,868         18,626        19,072

               Operating Income                         8,586         9,258         17,041        18,658


OTHER INCOME, NET                                           1             1              2            51

               Income Before Interest Charges           8,587         9,259         17,043        18,709

INTEREST CHARGES:
   Interest on long-term debt                           2,421         2,619          4,918         5,806
   Other interest                                         864           679          1,770         1,005

               Total Interest Charges                   3,285         3,298          6,688         6,811

NET INCOME                                        $     5,302   $     5,961    $    10,355   $    11,898




See accompanying notes to financial statements.

                              ALLEGHENY GENERATING COMPANY
                                    Balance Sheet
                               (Thousands of Dollars)




                                                            June 30,       December 31,
ASSETS:                                                       1999             1998
   Property, Plant, and Equipment:
        At original cost, including $658
           and $595 under construction                   $    828,859     $    828,806
        Accumulated depreciation                             (218,687)        (210,198)
                                                              610,172          618,608
   Current Assets:
        Cash                                                       54               30
        Materials and supplies - at average cost                2,026            2,093
        Prepaid taxes                                           3,861            3,569
        Other                                                      99              165
                                                                6,040            5,857
   Deferred Charges:
        Regulatory assets                                       7,056            7,056
        Unamortized loss on reacquired debt                     7,468            7,768
        Other                                                     170              169
                                                               14,694           14,993

              Total Assets                               $    630,906     $    639,458

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $          1     $          1
        Other paid-in capital                                 159,629          165,275
                                                              159,630          165,276
        Long-term debt                                        148,876          148,829
                                                              308,506          314,105
   Current Liabilities:
        Notes payable to parents                               59,650           66,750
        Accounts payable                                          323           -
        Accounts payable to parents                             6,555            5,795
        Taxes accrued:
           Other                                                  170               75
        Interest accrued                                        3,229            3,229
        Other                                                     228           -
                                                               70,155           75,849
   Deferred Credits:
        Unamortized investment credit                          46,359           47,020
        Deferred income taxes                                 180,568          177,166
        Regulatory liabilities                                 25,318           25,318
                                                              252,245          249,504

              Total Capitalization and Liabilities       $    630,906     $    639,458




See accompanying notes to financial statements.

                             ALLEGHENY GENERATING COMPANY
                                Statement of Cash Flows
                                 (Thousands of Dollars)



                                                               Six Months Ended
                                                                    June 30

                                                                1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                        $   10,355   $   11,898
          Depreciation                                           8,490        8,468
          Deferred investment credit and income taxes, net       2,740        2,803
          Changes in certain current assets and
                 liabilities:
                    Materials and supplies                          67         (197)
                    Accounts payable                               323        -
                    Accounts payable to parents                    760         (687)
                    Taxes accrued                                   95        -
          Other, net                                               347           22
                                                                23,177       22,307

CASH FLOWS FROM INVESTING:
          Construction expenditures                                (53)         (97)


CASH FLOWS FROM FINANCING:
          Retirement of long-term debt                           -          (50,000)
          Notes payable to parent                               (7,100)      48,550
          Notes receivable
          Short-term debt, net                                   -           21,921
          Cash dividends on common stock                       (16,000)     (48,000)
                                                               (23,100)     (27,529)


NET CHANGE IN CASH                                                  24       (5,319)
Cash at January 1                                                   30        5,359
Cash at June 30                                             $       54   $       40


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                       $6,258       $7,377
                 Income taxes                                    2,615        2,699




See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                 Notes to Financial Statements



1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.


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

                                            Six Months Ended
                                                 June 30
                                            1999        1998
                                         (Thousands of Dollars)

   Retained earnings                      $10,355     $11,898
   Other paid-in capital                    5,645      36,102
     Total                                $16,000     $48,000


   The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

4. As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.


5. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $18,262 at June 30, 1999 and December
   31, 1998 relate to income taxes.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for Allegheny Generating Company (the Company) for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Six Months of 1999

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy with DQE and related litigation.


Review of Operations

        As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined.

The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the second quarter and six months ended June 30, 1999 decreased primarily due to a reduction in net investment.

        The decrease in operating expenses in the second quarter of 1999 resulted from decreased operation and maintenance expenses and a decrease in federal income taxes due to a decrease in operating income before taxes. The decrease in operating expenses for the six months ended June 30, 1999 resulted from a decrease in federal income taxes due to decreased operating income before taxes, which was partially offset by an increase in operation and maintenance expense.


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

        As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001 out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%, including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

Continuing Issues

*    Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., parent of the Company's parents, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.

*    Year 2000 Readiness Disclosure

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

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 1999



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1999.





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




August 16, 1999