Form 10-Q
period 1999-09-30
ALLEGHENY GENERATING CO
filed 1999-11-15
CIK 774459

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999


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

   At November 12, 1999, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

         Form 10-Q for Quarter Ended September 30, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and nine months ended
    September 30, 1999 and 1998                               3


  Balance Sheet - September 30, 1999
    and December 31, 1998                                     4


  Statement of Cash Flows - Nine months ended
    September 30, 1999 and 1998                               5


  Notes to Financial Statements                              6-7


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      8-10



PART II--OTHER INFORMATION                                    11

                          ALLEGHENY GENERATING COMPANY
                              Statement of Income
                             (Thousands of Dollars)



                                                      Three Months Ended           Nine Months Ended
                                                         September 30                 September 30
                                                      1999          1998           1999          1998

ELECTRIC OPERATING REVENUES                       $    18,072   $    18,303    $    53,739   $    56,033

OPERATING EXPENSES:
   Operation and maintenance expense                    1,207           888          4,122         3,383
   Depreciation                                         4,245         4,242         12,735        12,710
   Taxes other than income taxes                        1,137         1,168          3,398         3,505
   Federal income taxes                                 2,662         2,708          7,622         8,480

               Total Operating Expenses                 9,251         9,006         27,877        28,078

               Operating Income                         8,821         9,297         25,862        27,955


OTHER INCOME, NET                                       -                35              2            86

               Income Before Interest Charges           8,821         9,332         25,864        28,041

INTEREST CHARGES:
   Interest on long-term debt                           2,421         2,621          7,339         8,427
   Other interest                                         884         1,086          2,654         2,091

               Total Interest Charges                   3,305         3,707          9,993        10,518

NET INCOME                                        $     5,516   $     5,625    $    15,871   $    17,523



See accompanying notes to financial statements.

                         ALLEGHENY GENERATING COMPANY
                                 Balance Sheet
                            (Thousands of Dollars)



                                                          September 30,    December 31,
ASSETS:                                                       1999             1998
   Property, Plant, and Equipment:
        At original cost, including $675
           and $595 under construction                   $    828,875     $    828,806
        Accumulated depreciation                             (222,931)        (210,198)
                                                              605,944          618,608
   Current Assets:
        Cash                                                       26               30
        Materials and supplies - at average cost                2,058            2,093
        Prepaid taxes                                           3,600            3,569
        Other                                                     439              165
                                                                6,123            5,857
   Deferred Charges:
        Regulatory assets                                       7,056            7,056
        Unamortized loss on reacquired debt                     7,318            7,768
        Other                                                     173              169
                                                               14,547           14,993

              Total Assets                               $    626,614     $    639,458

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $          1     $          1
        Other paid-in capital                                 157,145          165,275
                                                              157,146          165,276
        Long-term debt                                        148,903          148,829
                                                              306,049          314,105
   Current Liabilities:
        Notes payable to parents                               54,400           66,750
        Accounts payable                                          918           -
        Accounts payable to parents                             9,867            5,795
        Taxes accrued:
           Other                                                  617               75
        Interest accrued                                          807            3,229
        Other                                                     342           -
                                                               66,951           75,849
   Deferred Credits:
        Unamortized investment credit                          46,028           47,020
        Deferred income taxes                                 182,268          177,166
        Regulatory liabilities                                 25,318           25,318
                                                              253,614          249,504

              Total Capitalization and Liabilities       $    626,614     $    639,458



See accompanying notes to financial statements.

                          ALLEGHENY GENERATING COMPANY
                             Statement of Cash Flows
                             (Thousands of Dollars)



                                                               Nine Months Ended
                                                                  September 30

                                                                1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                        $   15,871   $   17,523
          Depreciation                                          12,735       12,710
          Deferred investment credit and income taxes, net       4,110        4,204
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable                          -              (53)
                    Materials and supplies                          35         (298)
                    Accounts payable                               918        1,448
                    Accounts payable to parents                  4,072        -
                    Taxes accrued                                  542          691
                    Interest accrued                            (2,422)      (3,578)
          Other, net                                               554        1,898
                                                                36,415       34,545

CASH FLOWS FROM INVESTING:
          Construction expenditures                                (69)        (127)


CASH FLOWS FROM FINANCING:
          Retirement of long-term debt                           -          (50,000)
          Notes payable to parent                              (12,350)      66,250
          Cash dividends on common stock                       (24,000)     (56,000)
                                                               (36,350)     (39,750)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                   (4)      (5,332)
Cash and temporary cash investments at January 1                    30        5,359
Cash at September 30                                        $       26   $       27


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                      $11,802      $13,525
                 Income taxes                                    3,721        3,523




See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                  Notes to Financial Statements



1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.


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

                                            Nine Months Ended
                                               September 30
                                            1999         1998
                                         (Thousands of Dollars)

   Retained earnings                      $15,870      $17,523
   Other paid-in capital                    8,130       38,477
     Total                                $24,000      $56,000


   The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

4. As previously reported, on October 5, 1998 DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified Allegheny Energy that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   The District Court denied DQE's motion for summary judgment. The District Court held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.


5. Regulatory liabilities, net of regulatory assets, of $18.3 million at September 30, 1999 and December 31, 1998 relate to income taxes.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


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


Significant Events in the First Nine Months of 1999

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

The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the third quarter and nine months ended September 30, 1999 decreased primarily due to a reduction in net investment.

        The increase in operating expenses in the third quarter of 1999 resulted from increased operation and maintenance expenses. The decrease in operating expenses for the nine months ended September 30, 1999 resulted from a decrease in federal income taxes due to decreased operating income before taxes, which was partially offset by an increase in operation and maintenance expense.

        The decrease in interest on long-term debt in the third quarter of 1999 for the nine months ended September 30, 1999 was primarily the result of a decrease in the average amount of long-term debt outstanding.

        The decrease in other interest expense for the third quarter of 1999 was due to a reduction of average short-term indebtedness during the period. The increase in other interest expense for the nine months ended September 30, 1999 was due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.


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

*    Proposed Merger with DQE

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

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1999



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1999.



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




November 15, 1999