Form 10-Q
period 2000-03-31
ALLEGHENY GENERATING CO
filed 2000-05-15
CIK 774459

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 2000


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

     At May 15, 2000, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

           Form 10-Q for Quarter Ended March 31, 2000



                              Index



                                                            Page

                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
     March 31, 2000 and 1999                                  3


  Balance Sheet - March 31, 2000
     and December 31, 1999
                                                              4


  Statement of Cash Flows - Three months ended
     March 31, 2000 and 1999                                  5


  Notes to Financial Statements
                                                              6


  Management's Discussion and Analysis of Financial
     Condition and Results of Operations
                                                             7-8



PART II--OTHER INFORMATION                                    9

                           ALLEGHENY GENERATING COMPANY
                               Statement of Income
                              (Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31
                                                      2000          1999

ELECTRIC OPERATING REVENUES                       $    17,155   $    17,857

OPERATING EXPENSES:
   Operation and maintenance expense                    1,366         1,611
   Depreciation                                         4,244         4,245
   Taxes other than income taxes                        1,133         1,132
   Federal income taxes                                 1,829         2,414

               Total Operating Expenses                 8,572         9,402

               Operating Income                         8,583         8,455


OTHER INCOME, NET                                       -                 1

               Income Before Interest Charges           8,583         8,456

INTEREST CHARGES:
   Interest on long-term debt                           2,427         2,497
   Other interest                                         878           906

               Total Interest Charges                   3,305         3,403

NET INCOME                                        $     5,278   $     5,053


See accompanying notes to financial statements.

                                 ALLEGHENY GENERATING COMPANY
                                         Balance Sheet
                                     (Thousands of Dollars)




                                                           March 31,       December 31,
ASSETS:                                                       2000             1999
   Property, Plant, and Equipment:
        Utility plant                                    $    828,303     $    828,221
        Construction work in progress                             619              673
                                                              828,922          828,894
        Accumulated depreciation                             (231,421)        (227,177)
                                                              597,501          601,717
   Current Assets:
        Cash                                                       11               16
        Accounts receivable from parents                        2,430                2
        Materials and supplies - at average cost                2,145            2,118
        Prepaid taxes                                          -                 4,318
        Income tax refund receivable                              600              600
        Other                                                     153              207
                                                                5,339            7,261
   Deferred Charges:
        Regulatory assets                                       6,452            4,568
        Unamortized loss on reacquired debt                     7,018            7,168
        Other                                                     165              169
                                                               13,635           11,905

              Total Assets                               $    616,475     $    620,883

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $          1     $          1
        Other paid-in capital                                 151,768          154,490
                                                              151,769          154,491
        Long-term debt                                        148,960          148,931
                                                              300,729          303,422
   Current Liabilities:
        Notes payable to affiliate                             52,200           52,150
        Accounts payable                                       -                   376
        Accounts payable to parents                             4,360            4,360
        Accounts payable to affiliates                          3,882            3,863
        Taxes accrued                                           1,819            1,030
        Interest accrued                                          812            3,229
        Other                                                     570              455
                                                               63,643           65,463
   Deferred Credits:
        Unamortized investment credit                          44,868           45,199
        Deferred income taxes                                 182,898          182,461
        Regulatory liabilities                                 24,337           24,338
                                                              252,103          251,998

              Total Capitalization and Liabilities       $    616,475     $    620,883




See accompanying notes to financial statements.

                              ALLEGHENY GENERATING COMPANY
                                 Statement of Cash Flows
                                  (Thousands of Dollars)




                                                             Three Months Ended
                                                                   March 31

                                                               2000        1999*
CASH FLOWS FROM OPERATIONS:
          Net income                                       $    5,278   $    5,053
          Depreciation                                          4,244        4,245
          Deferred investment credit and income taxes, net     (1,778)       1,370
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable                        (2,428)       -
                    Materials and supplies                        (27)           5
                    Prepaid taxes                               4,318        1,097
                    Accounts payable                             (357)         177
                    Taxes accrued                                 789        1,075
                    Interest accrued                           (2,417)      (2,422)
          Other, net                                              352          392
                                                                7,974       10,992

CASH FLOWS FROM INVESTING:
          Construction expenditures                               (29)         (39)


CASH FLOWS FROM FINANCING:
          Notes payable to affiliate                               50       (2,950)
          Cash dividends paid on common stock                  (8,000)      (8,000)
                                                               (7,950)     (10,950)


NET CHANGE IN CASH                                                 (5)           3
Cash at January 1                                                  16           30
Cash at March 31                                           $       11   $       33


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                      $5,539       $5,572
                 Income taxes                                      (3)          49




*Certain amounts have been revised for comparative purposes.

See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                  Notes to Financial Statements


1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and Allegheny Energy Supply Company, LLC - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain amounts in the three months ended March 31, 1999 statement of cash flows have been revised for comparative purposes.

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


                                          Three Months Ended
                                              March 31
                                          2000         1999
                                       (Thousands of Dollars)
  Retained earnings                      $5,278      $5,053
  Other paid-in capital                   2,722       2,947
  Total                                  $8,000      $8,000

    The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.


4. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $17,885 at March 31, 2000 and $19,770 at December 31, 1999 relate to income taxes.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


  COMPARISON OF FIRST QUARTER OF 2000 WITH FIRST QUARTER OF 1999


     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for Allegheny Generating Company (the Company) for the year ended December 31, 1999, should be read with the following Management's Discussion and Analysis information.


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

The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the first quarter of 2000 decreased primarily due to a reduction in net investment and lower operating expenses.

     The decrease in operating expenses in the first quarter of 2000 resulted from decreased operation and maintenance expense and a decrease in federal income tax primarily due to a decrease in operating income before taxes and the Company's share of tax savings in consolidation.

Liquidity and Capital Requirements

     The Company's discussion on Liquidity and Capital
Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

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

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 2000


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  1. (a)  Date and Kind of Meeting:

          The annual meeting of shareholders was held at Hagerstown, Maryland, on February 29, 2000. No proxies were solicited.

     (b)  Election of Directors:

          The holders of all 1,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

               Thomas K. Henderson      Richard J. Gagliardi
               Michael P. Morrell       Alan J. Noia
               Peter J. Skrgic


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (27)  Financial Data Schedule

     (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2000.


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



May 15, 2000