Form 10-Q
period 2000-06-30
ALLEGHENY GENERATING CO
filed 2000-08-14
CIK 774459

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 2000


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

     At August 11, 2000, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

            Form 10-Q for Quarter Ended June 30, 2000



                              Index



                                                                  Page
                                                                   No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and six months ended
    June 30, 2000 and 1999                                          3


  Balance Sheet - June 30, 2000
    and December 31, 1999                                           4


  Statement of Cash Flows - Six months ended
    June 30, 2000 and 1999                                          5


  Notes to Financial Statements                                   6-7


  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8-10



PART II--OTHER INFORMATION                                         11

                                             ALLEGHENY GENERATING COMPANY
                                                 Statement of Income
                                                (Thousands of Dollars)



                                                        Three Months Ended            Six Months Ended
                                                             June 30                      June 30
                                                        2000          1999           2000          1999

ELECTRIC OPERATING REVENUES                       $    17,359   $    17,810    $    34,514   $    35,667

OPERATING EXPENSES:
   Operation and maintenance expense                      958         1,304          2,324         2,915
   Depreciation                                         4,242         4,245          8,486         8,490
   Taxes other than income taxes                        1,081         1,129          2,214         2,261
   Federal income taxes                                 2,139         2,546          3,968         4,960

               Total Operating Expenses                 8,420         9,224         16,992        18,626

               Operating Income                         8,939         8,586         17,522        17,041


OTHER INCOME, NET                                           3             1              3             2

               Income Before Interest Charges           8,942         8,587         17,525        17,043

INTEREST CHARGES:
   Interest on long-term debt                           2,420         2,421          4,847         4,918
   Other interest                                         929           864          1,807         1,770

               Total Interest Charges                   3,349         3,285          6,654         6,688

NET INCOME                                        $     5,593   $     5,302    $    10,871   $    10,355




See accompanying notes to financial statements.

                                  ALLEGHENY GENERATING COMPANY
                                         Balance Sheet
                                     (Thousands of Dollars)




                                                             June 30,       December 31,
ASSETS:                                                        2000             1999
   Property, Plant, and Equipment:
        Utility plant                                    $    828,330     $    828,221
        Construction work in progress                             726              673
                                                              829,056          828,894
        Accumulated depreciation                             (235,662)        (227,177)
                                                              593,394          601,717
   Current Assets:
        Cash                                                       15               16
        Accounts receivable from parents                        2,165                2
        Materials and supplies - at average cost                2,069            2,118
        Prepaid taxes                                           4,249            4,318
        Income tax refund receivable                              600              600
        Other                                                     211              207
                                                                9,309            7,261
   Deferred Charges:
        Regulatory assets                                       6,452            4,568
        Unamortized loss on reacquired debt                     6,868            7,168
        Other                                                     161              169
                                                               13,481           11,905

              Total Assets                               $    616,184     $    620,883

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                 $          1     $          1
        Other paid-in capital                                 149,361          154,490
                                                              149,362          154,491
        Long-term debt                                        148,988          148,931
                                                              298,350          303,422
   Current Liabilities:
        Notes payable to affiliate                             52,250           52,150
        Accounts payable                                       -                   376
        Accounts payable to parents                             7,234            4,360
        Accounts payable to affiliates                          3,898            3,863
        Taxes accrued                                          -                 1,030
        Interest accrued                                        3,234            3,229
        Other                                                     683              455
                                                               67,299           65,463
   Deferred Credits:
        Unamortized investment credit                          44,537           45,199
        Deferred income taxes                                 181,661          182,461
        Regulatory liabilities                                 24,337           24,338
                                                              250,535          251,998

              Total Capitalization and Liabilities       $    616,184     $    620,883




See accompanying notes to financial statements.

                                   ALLEGHENY GENERATING COMPANY
                                      Statement of Cash Flows
                                      (Thousands of Dollars)




                                                                     Six Months Ended
                                                                         June 30

                                                                     2000         1999
CASH FLOWS FROM OPERATIONS:
          Net income                                            $   10,871   $   10,355
          Depreciation                                               8,486        8,490
          Deferred investment credit and income taxes, net          (3,346)       2,740
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable from parents                (2,163)       -
                    Materials and supplies                              49           67
                    Accounts payable                                 2,533        1,083
                    Taxes accrued                                   (1,030)          95
          Other, net                                                   661          347
                                                                    16,061       23,177

CASH FLOWS FROM INVESTING:
          Construction expenditures                                   (162)         (53)


CASH FLOWS FROM FINANCING:
          Notes payable to affiliate                                   100       (7,100)
          Cash dividends paid on common stock                      (16,000)     (16,000)
                                                                   (15,900)     (23,100)


NET CHANGE IN CASH                                                      (1)          24
Cash at January 1                                                       16           30
Cash at June 30                                                 $       15   $       54


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                           $6,284       $6,258
                 Income taxes                                        8,488        2,615




See accompanying notes to financial statements.

                  ALLEGHENY GENERATING COMPANY

                  Notes to Financial Statements


1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company (Potomac Edison) - 28%, and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

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
                                          Six Months Ended
                                              June 30

                                           2000       1999
                                       (Thousands of Dollars)
   Retained earnings                     $10,870    $10,355
   Other paid-in capital                   5,130      5,645
   Total                                 $16,000    $16,000

4. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $17,885 at June 30, 2000 and $19,770 at December 31, 1999 relate to income taxes.

Subsequent Event

       On August 1, 2000, Potomac Edison transferred its 28% ownership interest in the Company to Allegheny Energy Supply at net book value as allowed by deregulation proceedings in Maryland, Virginia, and West Virginia.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                         And Results of Operations



 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999


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

Transfer of Ownership

     On July 31, 2000, Allegheny Energy, Inc (Allegheny Energy) received approval from the Securities and Exchange Commission regarding the transfer of the generation assets of The Potomac Edison Company (Potomac Edison) to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) also approved the transfer.

     On August 1, 2000, Allegheny Energy transferred approximately 2,100 megawatts of its subsidiary Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value, including Potomac Edison's 28% ownership share in the common stock of the Company.

Review of Operations

     As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined.

     The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the second quarter and six months ended June 30, 2000 decreased primarily due to a reduction in net investment and lower operating expenses.

     The decreases in operating expenses in the second quarter and first six months of 2000 resulted from decreased operation and maintenance expenses and decreases in federal income taxes primarily due to decreases in operating income before taxes and the Company's share of tax savings in consolidation.

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

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 2000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2000.



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



August 14, 2000