Form 10-Q
period 2000-09-30
ALLEGHENY GENERATING CO
filed 2000-11-14
CIK 774459

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 2000


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

     At November 14, 2000, 1,000 shares of the Common Stock
($1.00 par value) of the registrant were outstanding.

                  ALLEGHENY GENERATING COMPANY

         Form 10-Q for Quarter Ended September 30, 2000



                              Index

                                                         Page No.

PART I - FINANCIAL INFORMATION:

Statement of Operations - Three and nine months ended
  September 30, 2000 and 1999                              3

Balance Sheet - September 30, 2000
  and December 31, 1999                                    4

Statement of Cash Flows - Nine months ended
  September 30, 2000 and 1999                              5

Notes to Financial Statements                             6-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                     8-10

PART II -OTHER INFORMATION                                 11

                                            ALLEGHENY GENERATING COMPANY
                                               Statement of Operations
                                                (Thousands of Dollars)



                                                                  Unaudited                    Unaudited
                                                             Three Months Ended           Nine Months Ended
                                                                September 30                 September 30
                                                             2000          1999           2000          1999

OPERATING REVENUES                                     $    17,257   $    18,072    $    51,771   $    53,739

OPERATING EXPENSES:
   Operation and maintenance expense                         1,423         1,207          3,747         4,122
   Depreciation                                              4,242         4,245         12,728        12,735
   Taxes other than income taxes                             1,145         1,137          3,359         3,398
   Federal income taxes                                      1,415         2,662          5,383         7,622

               Total Operating Expenses                      8,225         9,251         25,217        27,877

               Operating Income                              9,032         8,821         26,554        25,862


OTHER INCOME, NET                                              282         -                285             2

               Income Before Interest Charges                9,314         8,821         26,839        25,864

INTEREST CHARGES:
   Interest on long-term debt                                2,416         2,421          7,263         7,339
   Other interest                                              984           884          2,791         2,654

               Total Interest Charges                        3,400         3,305         10,054         9,993

NET INCOME                                             $     5,914   $     5,516    $    16,785   $    15,871



See accompanying notes to financial statements.

*Certain amounts have been reclassified for comparative purposes.

                                      ALLEGHENY GENERATING COMPANY
                                              Balance Sheet
                                         (Thousands of Dollars)



                                                                 Unaudited         Audited
                                                               September 30,     December 31,
ASSETS:                                                             2000             1999*
   Property, Plant, and Equipment:
        Utility plant                                        $     828,341     $    828,221
        Construction work in progress                                  701              673
                                                                   829,042          828,894
        Accumulated depreciation                                  (239,903)        (227,177)
                                                                   589,139          601,717
   Current Assets:
        Cash                                                            38               16
        Accounts receivable from parents                            -                     2
        Materials and supplies - at average cost                     2,133            2,118
        Prepaid taxes                                               -                 4,318
        Income tax refund receivable                                -                   600
        Prepaid other                                                1,943               20
        Other                                                           69              187
                                                                     4,183            7,261
   Deferred Charges:
        Regulatory assets                                            6,452            4,568
        Unamortized loss on reacquired debt                          6,718            7,168
        Other                                                          156              169
                                                                    13,326           11,905

              Total Assets                                   $     606,648     $    620,883

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock - $1.00 par value per share,
            authorized 5,000 shares, outstanding
            1,000 shares                                     $           1     $          1
        Other paid-in capital                                      147,274          154,490
                                                                   147,275          154,491
        Long-term debt                                             149,017          148,931
                                                                   296,292          303,422
   Current Liabilities:
        Notes payable to affiliate                                  54,300           52,150
        Accounts payable                                            -                   376
        Accounts payable to parents                                  4,814            4,360
        Accounts payable to affiliates                                  54            3,863
        Taxes accrued:
           Federal income tax accrued                               -                 1,000
           Other                                                       592               30
        Interest accrued                                               807            3,229
        Other                                                          821              455
                                                                    61,388           65,463
   Deferred Credits:
        Unamortized investment credit                               44,206           45,199
        Deferred income taxes                                      180,424          182,461
        Regulatory liabilities                                      24,338           24,338
                                                                   248,968          251,998

              Total Capitalization and Liabilities           $     606,648     $    620,883




 See accompanying notes to financial statements.

*Certain amounts have been reclassified for comparative purposes.

                                   ALLEGHENY GENERATING COMPANY
                                      Statement of Cash Flows
                                      (Thousands of Dollars)




                                                                          Unaudited
                                                                      Nine Months Ended
                                                                         September 30

                                                                      2000        1999*
CASH FLOWS FROM OPERATIONS:
          Net income                                             $   16,785   $   15,871
          Depreciation                                               12,728       12,735
          Deferred investment credit and income taxes, net           (4,913)       4,110
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable from parents                      2        -
                    Materials and supplies                              (15)          35
                    Prepaid taxes                                     4,318          (31)
                    Accounts payable                                   (376)         918
                    Accounts payable to parents and affiliates       (3,355)       4,072
                    Taxes accrued                                      (438)         542
                    Interest accrued                                 (2,422)      (2,422)
          Other, net                                                   (294)         585
                                                                     22,020       36,415

CASH FLOWS FROM INVESTING:
          Construction expenditures                                    (148)         (69)


CASH FLOWS FROM FINANCING:
          Notes payable to affiliate                                  2,150      (12,350)
          Cash dividends paid on common stock                       (24,000)     (24,000)
                                                                    (21,850)     (36,350)


NET CHANGE IN CASH                                                       22           (4)
Cash at January 1                                                        16           30
Cash at September 30                                             $       38   $       26


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                            11,929       11,802
                 Income taxes                                         9,471        3,721




 See accompanying notes to financial statements.

*Certain amounts have been reclassified for comparative purposes.

                  ALLEGHENY GENERATING COMPANY

                  Notes to Financial Statements


1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company (Monongahela Power)- 27% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 73% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

2. For purposes of the Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of repurchase agreements, are considered to be the equivalent of cash.

3.On August 1, 2000, The Potomac Edison Company (Potomac
  Edison)transferred its 28% ownership interest in the Company to Allegheny Energy Supply at net book value. The state utility commissions in Maryland, Virginia, and West Virginia approved the transfer as part of deregulation proceedings in those states.
  The Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) also approved the transfer.

4.The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in
  excess   of current earnings.  The SEC has approved the
  Company's request to pay common dividends out of capital.
  Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:
                                          Nine Months Ended
                                             September 30
                                           2000      1999
                                          (Thousands oF Dollars)

  Retained earnings                       $16,784   $15,870
  Other paid-in capital                     7,216     8,130
  Total                                   $24,000   $24,000

5.Regulatory liabilities, net of regulatory assets, in thousands of dollars of $17,886 at September 30, 2000 and $19,770 at December 31, 1999 relate to income taxes.


6.A SEC announcement at the March 16, 2000, Emerging Issues
  Task Force (EITF) meeting requires companies to disclose their accounting policy for repair and maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

                  ALLEGHENY GENERATING COMPANY

   Management's Discussion and Analysis of Financial Condition
                         And Results of Operations



 COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30,
2000 WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

Transfer of Ownership

     On July 31, 2000, Allegheny Energy, Inc. (Allegheny Energy) received approval from the Securities and Exchange Commission
(SEC) regarding the transfer of the generation assets of The Potomac Edison Company (Potomac Edison) to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) also approved the transfer.

     On August 1, 2000, Allegheny Energy transferred approximately 2,100 megawatts (MW) of its subsidiary Potomac Edison's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value, including Potomac Edison's 28% ownership share in the common stock of the Company.

Review of Operations

     As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined.

     The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for the third quarter and nine months ended September 30, 2000 decreased primarily due to a reduction in net investment and lower operating expenses.

     The decreases in operating expenses in the first nine months of 2000 resulted from decreased operation and maintenance expenses for the first six months of 2000 and year-to-date decreases in federal income taxes primarily due to decreases in operating income before taxes and the Company's share of tax savings in consolidation.

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

     As previously reported, the Company has received authority from the SEC to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45% including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

Financings

     The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $54.3 million in money pool borrowings outstanding at September 30, 2000, recorded as notes payable to affiliate.

                  ALLEGHENY GENERATING COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 2000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2000.



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



November 14, 2000