Form 10-Q
period 2001-03-31
ALLEGHENY GENERATING CO
filed 2001-05-15
CIK 774459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

     At May 15, 2001, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

ALLEGHENY GENERATING COMPANY

Form 10-Q for Quarter Ended March 31, 2001

Index
Page No.
PART I - FINANCIAL INFORMATION:

Statement of Operations - Three months ended March 31, 2001 and 2000	3

Statement of Cash Flows - Three months ended March 31, 2001 and 2000	4

Balance Sheet - March 31, 2001 and December 31, 2000	5

Notes to Financial Statements	6-7

Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10

PART II - OTHER INFORMATION	11

Allegheny Generating Company

STATEMENT OF OPERATIONS

(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31,

	2001	2000
Affiliated Operating Revenues	$17,772	$17,155
Operating Expenses:
Operation and maintenance expense	1,625	1,366
Depreciation	4,242	4,244
Taxes other than income taxes	892	1,133
Federal and state income taxes	2,216	1,829
Total Operating Expenses	8,975	8,572
Operating Income	8,797	8,583
Other income, net	2
Income Before Interest Charges	8,799	8,583
Interest Charges:
Interest on long-term debt	2,407	2,427
Other interest	882	878
Total Interest Charges	3,289	3,305

Net Income	$ 5,510	$ 5,278

   See accompanying notes to financial statements.

Allegheny Generating Company

STATEMENT OF CASH FLOWS

(Thousands of Dollars)	Unaudited
	Three Months Ended
	March 31,

	2001	2000*
Cash Flows from (used in) Operations:
Net income	$ 5,510	$ 5,278
Depreciation	4,242	4,244
Deferred investment credit and income taxes, net	(1,511)	(1,778)
Changes in certain current assets and
liabilities:
Materials and supplies	(18)	(27)
Prepaid taxes		4,318
Accounts payable	(392)
Accounts receivable from parents and
affiliates, net	(7,876)	(2,785)
Taxes accrued	1,502	789
Interest accrued	(2,437)	(2,417)
Other, net	414	352
	(566)	7,974
Cash Flows used in Investing:
Construction expenditures	(800)	(29)

Cash Flows from (used in) Financing:
Notes payable to parent	12,450
Notes payable to affiliate	(41,000)	50
Notes payable	37,900
Cash dividends paid on common stock	(8,000)	(8,000)
	1,350	(7,950)

Net Change in Cash and Temporary Cash
Investments	(16)	(5)
Cash and temporary cash investments at January 1	50	16
Cash and temporary cash investments at March 31	$ 34	$ 11

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$ 5,544	$ 5,539
Income taxes	$ 3,111	$ (3)

See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

Allegheny Generating Company	Unaudited
BALANCE SHEET	March 31,	December 31
(Thousands of Dollars)	2001	2000*
ASSETS
Property, Plant, and Equipment:
Unregulated generation	$ 828,937	$ 828,342
Construction work in progress	1,735	1,530
	830,672	829,872
Accumulated depreciation	(248,380)	(244,138)
	582,292	585,734
Current Assets:
Cash and temporary cash investments	34	50
Accounts receivable from parents/affiliates, net	6,665
Materials and supplies--at average cost	2,172	2,154
Other	161	253
	9,032	2,457
Deferred Charges:
Regulatory assets	7,132	7,132
Unamortized loss on reacquired debt	6,418	6,568
Other	149	154
	13,699	13,854
Total	$ 605,023	$ 602,045
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares	$ 1	$ 1
Other paid-in capital	141,879	144,370
	141,880	144,371
Long-term debt	149,074	149,045
	290,954	293,416
Current Liabilities:
Notes payable to affiliate		41,000
Notes payable to parent	24,700	12,250
Notes payable	37,900
Accounts payable		392
Accounts payable to parents/affiliates, net		1,211
Federal and state income taxes accrued	4,354	3,736
Other taxes accrued	935	51
Interest accrued	777	3,214
Other	1,145	1,006
	69,811	62,860
Deferred Credits:
Unamortized investment credit	43,545	43,876
Deferred income taxes	177,087	178,267
Regulatory liabilities	23,626	23,626
	244,258	245,769
Total	$ 605,023	$ 602,045
See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

ALLEGHENY GENERATING COMPANY

Notes to Financial Statements

1. Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company (Monongahela Power) - 27% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 73%. Both Monongahela Power and Allegheny Energy Supply are wholly-owned subsidiaries of Allegheny Energy, Inc. and are part of the Allegheny Energy integrated electric utility system. The Notes to Financial Statements for Allegheny Generating Company's Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the following notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In our opinion, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001, and 2000, and cash flows for the three months ended March 31, 2001, and 2000.

2. For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposits, and repurchase agreements, are considered to be the equivalent of cash.

3. The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. At March 31, 2001, net receivable from parents and affiliates was $8.3 million. At March 31, 2000, net payable to parents and affiliates was $1.2 million.

4. The Company systematically reduces capitalization each year as the assets depreciate. This results in the payment of dividends in excess of current earnings. The Securities and Exchange Commission (SEC) approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:
	Three Months Ended
	March 31,
	2001	2000
	(Thousands of Dollars)

Retained earnings	$ 6,525	$ 5,278
Other paid-in capital	1,475	2,722
Total	$ 8,000	$ 8,000

Allegheny Generating Company

5. Regulatory liabilities, net of regulatory assets of $16.5 million at March 31, 2001, and December 31, 2000, relate to income taxes.

ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF FIRST QUARTER 2001 WITH FIRST QUARTER 2000

     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for Allegheny Generating Company (the Company) for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company. Such forward-looking statements include statements with respect to, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that the Company's actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause the Company's actual results to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; regulatory matters; litigation involving the Company; regulatory conditions applicable to the Company; the loss of any significant customers; and changes in business strategy or development plans.

Review of Operations

     As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined.

     The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Annual revenues are expected to decrease due to a normal continuing reduction in the Company's net investment. As the return on the investment has been determined, the increase in revenues for the first quarter ended March 31, 2001, is due to timing differences between revenue billings and receipts.

Allegheny Generating Company

     The increase in operating expenses in the first three months of 2001 resulted from increases in operation and maintenance expenses and federal and state income taxes, slightly offset by a decrease in taxes other than income taxes.

Liquidity and Capital Requirements

     The Company's discussion on Liquidity and Capital Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     Pursuant to an agreement, the Parents buy all of the Company's capacity in the station which is priced under a "cost-of-service formula" wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). Under this arrangement, the Company recovers, in revenues, all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parent's Power Supply Agreement with the Company effective January 1, 1999. The amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated based on customer usage.

     The Company's rates are set by a formula filed with and accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% and will continue at that rate unless any affected party seeks a change.

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

Allegheny Generating Company

Financings

     The Company and its affiliates use an Allegheny Energy, Inc. internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $24.7 million in money pool borrowings outstanding at the end of the quarter included in notes payable to the Parent, with an average interest rate of 5.9%. The availability of funds invested in the internal money pool were not sufficient to meet the borrowing requirements, therefore the Company obtained a bank loan with an average interest rate of 5.5%. The balance of the bank loan was $37.9 million at March 31, 2001. Total short-term borrowings at March 31, 2001, were $62.6 million. The Company had $53.3 million in money pool borrowings outstanding at December 31, 2001.

ALLEGHENY GENERATING COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2001

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.  (a)   Date and kind of meeting:

The annual meeting of shareholders was held at Hagerstown, Maryland, on February 27, 2001. No proxies were solicited.

    (b)   Election of Directors:

The holders of all 1,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are duly chosen and qualified:

                      Richard J. Gagliardi

                      Thomas K. Henderson

                      Michael P. Morrell

                      Alan J. Noia

                      Victoria V. Schaff

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2001.

      (b)   Exhibit 12 - Computation of ratio of earnings to fixed charges.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY GENERATING COMPANY

/S/ T. J. KLOC

T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

May 15, 2001