Form 10-Q
period 2001-06-30
ALLEGHENY GENERATING CO
filed 2001-08-14
CIK 774459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

     At August 14, 2001, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

ALLEGHENY GENERATING COMPANY

Form 10-Q for Quarter Ended June 30, 2001

Index

Allegheny Generating Company

STATEMENT OF OPERATIONS

(Thousands of Dollars)
	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000

Affiliated Operating Revenues	$16,738	$17,359	$34,510	$34,514

Operating Expenses:
Operation and maintenance expense	1,442	958	3,067	2,324
Depreciation	4,242	4,242	8,485	8,486
Taxes other than income taxes	866	1,081	1,757	2,214
Federal and state income taxes	2,340	2,139	4,556	3,968
Total Operating Expenses	8,890	8,420	17,865	16,992
Operating Income	7,848	8,939	16,645	17,522
Other income, net	2	3	4	3
Income Before Interest Charges	7,850	8,942	16,649	17,525
Interest Charges:
Interest on long-term debt	2,407	2,420	4,814	4,847
Other interest	770	929	1,652	1,807
Total Interest Charges	3,177	3,349	6,466	6,654

Consolidated Net Income	$ 4,673	$ 5,593	$10,183	$10,871

   See accompanying notes to financial statements.

Allegheny Generating Company

STATEMENT OF CASH FLOWS

(Thousands of Dollars)	Unaudited
	Six Months Ended
	June 30

	2001	2000
Cash Flows from Operations:
Net income	$ 10,183	$ 10,871
Depreciation	8,485	8,486
Deferred investment credit and income taxes, net	(3,023)	(3,346)
Unamortized loss on reacquired debt	300
Changes in certain current assets and
liabilities:
Materials and supplies	(56)	49
Accounts payable	(392)	2,533
Accounts receivable from parents and affiliates		(2,163)
Accounts payable from parents and affiliates	7,204
Taxes accrued	(2,613)	(1,030)
Interest accrued	(18)
Prepaids	(73)
Other, net	397	661
	20,394	16,061
Cash Flows used in Investing:
Construction expenditures	(895)	(162)

Cash Flows used in Financing:
Issuance of long-term debt	57
Notes payable to affiliate	(41,000)	100
Notes payable to parent	(7,400)
Notes payable	44,841
Cash dividends paid on common stock	(16,000)	(16,000)
	(19,502)	(15,900)

Net Change in Cash and Temporary Cash
Investments	(3)	(1)
Cash and temporary cash investments at January 1	50	16
Cash and temporary cash investments at June 30	$ 47	$ 15

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 6,120	$ 6,284
Income taxes	10,198	8,488

See accompanying notes to financial statements.

Allegheny Generating Company
BALANCE SHEET	Unaudited
(Thousands of Dollars)	June 30	December 31
	2001	2000*
ASSETS
Property, Plant, and Equipment:
Unregulated generation	$829,433	$828,342
Construction work in progress	1,334	1,530
	830,767	829,872
Accumulated depreciation	(252,623)	(244,138)
	578,144	585,734
Current Assets:
Cash and temporary cash investments	47	50
Materials and supplies-at average cost	2,210	2,154
Other	200	253
	2,457	2,457
Deferred Charges:
Regulatory assets	7,132	7,132
Unamortized loss on reacquired debt	6,268	6,568
Other	159	154
	13,559	13,854
Total Assets	$594,160	$602,045

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares	$ 1	$ 1
Other paid-in capital	138,552	144,370
	139,553	144,371
Long-term debt	149,102	149,045
	287,655	293,416
Current Liabilities:
Notes payable to affiliate		41,000
Notes payable to parent	4,850	12,250
Notes payable	44,841
Accounts payable		392
Accounts payable to parents/affiliates, net	8,415	1,211
Federal and state income taxes accrued	1,119	3,736
Other taxes accrued	55	51
Interest accrued	3,196	3,214
Other	1,283	1,006
	63,759	62,860
Deferred Credits:
Unamortized investment credit	43,214	43,876
Deferred income taxes	175,906	178,267
Regulatory liabilities	23,626	23,626
	242,746	245,769
Total Capitalization and Liabilities	$594,160	$602,045
See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

ALLEGHENY GENERATING COMPANY

Notes to Financial Statements

1.  Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company (Monongahela Power) - 22.97% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 77.03%. Both Monongahela Power and Allegheny Energy Supply are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Notes to Financial Statements for the Company's Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the following notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In our opinion, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001, and 2000, and cash flows for the six months ended June 30, 2001, and 2000.

2.  All of the employees of Allegheny Energy Inc. (Allegheny Energy) are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $.1 million for the second quarter of 2001 and $.2 million for the first six months of 2001. Total billings were $.06 million and $.1 million for the second quarter and six months ended June 30, 2000. The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. At June 30, 2001, net payable to parents and affiliates was $6.8 million. At December 31, 2000, net payable to parents and affiliates was $1.2 million.

3.  The Company systematically reduces capitalization each year as its assets depreciate. This results in the payment of dividends in excess of current earnings. The Securities and Exchange Commission (SEC) approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:
	Six Months Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

Retained earnings	$11,198	$10,871
Other paid-in capital	4,802	5,129
Total	$16,000	$16,000

4.  Regulatory liabilities, net of regulatory assets of $16.5 million at June 30, 2001 and December 31, 2000, relate to income taxes.

ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

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

SIGNIFICANT EVENTS IN THE FIRST SIX MONTHS OF 2001

Allegheny Energy, Inc. (Allegheny Energy) Seeks Approval for Initial Public Offering (IPO) of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, Allegheny Energy filed a U-1 application with the SEC, seeking approval of an IPO of up to 18 percent of the common stock in a new holding company, which would own 100 percent of its unregulated generating subsidiary, Allegheny Energy Supply. Allegheny Energy also announced that it expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

Allegheny Generating Company

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act (PUHCA). The purpose of the IPO and distribution is to permit Allegheny Energy's regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     These transactions would create two independent companies, strategically positioned to capitalize on the opportunities in the rapidly evolving energy marketplace:

- Allegheny Energy will include its utility operating subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison),and West Penn Power Company (West Penn), doing business as Allegheny Power, as well as its Allegheny Ventures, Inc. (Allegheny Ventures). Allegheny Power is a diversified energy and energy services company that delivers electric energy and natural gas to about three million people in parts of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. Allegheny Ventures is a growing business development company that invests in and develops telecommunications and energy-related projects; and

- A new holding company, which will own the businesses of Allegheny Energy Supply, an unregulated energy company that develops, owns, and operates electric generating facilities and supplies and trades energy and energy-related commodities in selected domestic retail and wholesale markets.

     For tax efficiency, the new holding company proposes formation of a Virginia limited liability company subsidiary ("Allegheny Generating Company, LLC") into which its interest in the Company will be merged pursuant to Sections 9(a) and 10 of the PUHCA of 1935 (the Act).

     The filing of the U-1 application marks Allegheny Energy's first official step in the IPO process. Allegheny Energy expects to file an S-1 Registration Statement with the SEC by the end of the third quarter.

OTHER EVENTS

New Accounting Standards

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and

Allegheny Generating Company

financial position prior to the Company's adoption of the standard on January 1, 2003.

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

     The increase in operating expenses in the second quarter and first six months of 2001 resulted from increases in operation and maintenance expenses, and federal and state income taxes, slightly offset by a decrease in taxes other than income taxes.

Liquidity and Capital Requirements

     The Company's discussion on Liquidity and Capital Requirements and Review of Operations in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     Pursuant to an agreement, the Parents buy all of the Company's capacity in the station which is priced under a "cost-of-service formula" wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). Under this arrangement, the Company recovers, in revenues, all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parents' Power Supply Agreement with the Company effective January 1, 1999. The amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated based on customer usage.

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

Allegheny Generating Company

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

Financings

     The Company and its affiliates use an Allegheny Energy, Inc. (Allegheny Energy) internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $4.9 million in money pool borrowings outstanding at June 30, 2001, compared to $53.3 million outstanding at December 31, 2000.

     For the period ended June 30, 2001, the availability of funds invested in the internal money pool were not sufficient to meet the Company's borrowing requirements, therefore requiring the Company to issue short-term debt in the form of commercial paper and bank loans with an average interest rate of 4.8%. The balance of short-term debt was $44.8 million at June 30, 2001. No short-term debt was outstanding at December 31, 2000.

     Total short-term borrowings at June 30, 2001, were $49.7 million, compared to $53.3 million at December 31, 2000.

ALLEGHENY GENERATING COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2001

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2001.

     (b)  Exhibit 12 Ratio of Earnings to Fixed Charges

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY GENERATING COMPANY

/s/ T. J. KLOC

T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

August 14, 2001