Form 10-Q
period 2001-09-30
ALLEGHENY GENERATING CO
filed 2001-11-14
CIK 774459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

     At November 14, 2001, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding. All outstanding shares are owned by affiliated Companies.

ALLEGHENY GENERATING COMPANY

Form 10-Q for Quarter Ended September 30, 2001

Index

                                                              Page No.

PART I - FINANCIAL INFORMATION:

Statement of Operations - Three and nine months ended September 30, 2001 and 2000	3

Statement of Cash Flows - Nine months ended September 30, 2001 and 2000	4

Balance Sheet - September 30, 2001 and December 31, 2000	5

Notes to Financial Statements	6-7

Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

PART II - OTHER INFORMATION	12

Allegheny Generating Company

STATEMENT OF OPERATIONS

(Thousands of Dollars)
	Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Affiliated Operating Revenues	$15,451	$17,257	$49,961	$51,771

Operating Expenses:
Operation and maintenance expense	764	1,423	3,831	3,747
Depreciation	4,242	4,242	12,727	12,728
Taxes other than income taxes	885	1,145	2,642	3,359
Federal and state income taxes	2,428	1,415	6,984	5,383
Total Operating Expenses	8,319	8,225	26,184	25,217
Operating Income	7,132	9,032	23,777	26,554
Other income, net		282	4	285
Income Before Interest Charges	7,132	9,314	23,781	26,839
Interest Charges:
Interest on long-term debt	2,464	2,416	7,278	7,263
Other interest	656	984	2,308	2,791
Total Interest Charges	3,120	3,400	9,586	10,054

Net Income	$ 4,012	$ 5,914	$14,195	$16,785

See accompanying notes to financial statements.

Allegheny Generating Company

STATEMENT OF CASH FLOWS

(Thousands of Dollars)	Unaudited
	Nine Months Ended
	September 30

	2001	2000*
Cash Flows from Operations:
Net income	$ 14,195	$ 16,785
Depreciation	12,727	12,728
Deferred investment credit and income taxes, net	(4,030)	(4,913)
Amortization of loss on reacquired debt	450
Changes in certain current assets and
liabilities:
Materials and supplies	(64)	(15)
Accounts payable	(392)	(376)
Accounts payable to parents and affiliates - net	7,664	(3,353)
Taxes accrued	1,700	(438)
Interest accrued	(2,391)	(2,422)
Prepaids taxes		4,318
Other, net	(110)	(294)
	29,749	22,020
Cash Flows used in Investing:
Construction expenditures	(1,106)	(148)

Cash Flows used in Financing:
Notes payable to affiliate	(38,600)	2,150
Notes payable to parent	(12,250)
Notes payable	46,194
Cash dividends paid on common stock	(24,000)	(24,000)
	(28,656)	(21,850)

Net Change in Cash and Temporary Cash
Investments	(13)	22
Cash and temporary cash investments at January 1	50	16
Cash and temporary cash investments at September 30	$ 37	$ 38

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 11,429	$ 11,929
Income taxes	10,198	9,471

See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

Allegheny Generating Company
BALANCE SHEET	Unaudited
(Thousands of Dollars)	September 30	December 31
	2001	2000*
ASSETS
Property, Plant, and Equipment:
Unregulated generation	$ 829,450	$ 828,342
Construction work in progress	1,528	1,530
	830,978	829,872
Accumulated depreciation	(256,865)	(244,138)
	574,113	585,734
Current Assets:
Cash and temporary cash investments	37	50
Materials and supplies-at average cost	2,218	2,154
Prepaid insurance	265	253
Other	35
	2,555	2,457
Deferred Charges:
Regulatory assets	7,132	7,132
Unamortized loss on reacquired debt	6,118	6,568
Other	141	154
	13,391	13,854
Total Assets	$ 590,059	$ 602,045

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares	$ 1	$ 1
Other paid-in capital	134,564	144,370
	134,565	144,371
Long-term debt	149,131	149,045
	283,696	293,416
Current Liabilities:
Notes payable to affiliate	2,400	41,000
Notes payable to parent		12,250
Notes payable	46,194
Accounts payable		392
Accounts payable to parents/affiliates, net	8,875	1,211
Federal and state income taxes accrued	4,554	3,736
Other taxes accrued	933	51
Interest accrued	823	3,214
Other	845	1,006
	64,624	62,860
Deferred Credits:
Unamortized investment credit	42,884	43,876
Deferred income taxes	175,229	178,267
Regulatory liabilities	23,626	23,626
	241,739	245,769
Total Capitalization and Liabilities	$ 590,059	$ 602,045
See accompanying notes to financial statements.

ALLEGHENY GENERATING COMPANY

Notes to Financial Statements

1.  Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Monongahela Power Company (Monongahela Power) - 22.97% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 77.03% own the Company's common stock. Both Monongahela Power and Allegheny Energy Supply are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Notes to Financial Statements for the Company's Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying financial statements and the following notes. The accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In our opinion, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001, and 2000, and cash flows for the nine months ended September 30, 2001, and 2000.

2.  All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $.1 million for the third quarter of 2001 and $.3 million for the first nine months of 2001. Total billings were $.1 million and $.2 million for the third quarter and nine months ended September 30, 2000. The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. At September 30, 2001, net payable to parents and affiliates was $8.9 million. At December 31, 2000, net payable to parents and affiliates was $1.2 million.

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
	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

Retained earnings	$14,195	$16,785
Other paid-in capital	9,805	7,215
Total	$24,000	$24,000

Allegheny Generating Company

4.   Regulatory liabilities, net of regulatory assets of $16.5 million at September 30, 2001, and December 31, 2000, relate to income taxes.

5.   The Company had long-term debt outstanding as follows:

	Interest	September 30,	December 31,
(Thousands of Dollars)	Rate	2001	2000

Debentures due:
September 1, 2003	5.625%	$ 50,000	$ 50,000
September 1, 2023	6.875%	$100,000	$100,000
Unamortized debt discount		(869)	(955)
Total		$149,131	$149,045

ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

     Factors that could cause the Company's actual results to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; litigation involving the Company; and changes in business strategy or development plans.

SIGNIFICANT EVENTS IN THE FIRST NINE MONTHS OF 2001

Allegheny Energy, Inc. (Allegheny Energy) Seeks Approval for Initial Public Offering (IPO) of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, the Company filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. The Company also announced that it expects, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company on a tax-free basis within 24 months following the completion of the initial public offering. The initial public offering and the distribution of Allegheny Energy's remaining equity ownership of the Allegheny Energy Supply holding company are subject to market and other conditions.

    The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of

Allegheny Generating Company

the initial public offering and distribution is to permit the Allegheny Energy's regulated utility operations and Allegheny Energy

Supply to focus on their respective businesses and market pportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks Allegheny Energy's first official step in the initial public offering process. Allegheny Energy expects to file a Registration Statement on Form S-1 in connection with the initial public offering with the SEC.

New Accounting Standards

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No.143 on its results of operations and financial position prior to its adoption of the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company will adopt on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is not expected to have a material effect on the Company.

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

Allegheny Generating Company

     The increase in operating expenses in the third quarter of 2001 resulted from increases in federal and state income taxes, slightly offset by a decrease in operation and maintenance expense and taxes other than income taxes. Income taxes increased as a result of initiation of Virginia State Income Tax in 2001. In the first nine months of 2001 operating expenses increased as a result of increases in operation and maintenance expense and federal and state income taxes, slightly offset by a reduction in taxes other than income taxes.

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

Allegheny Generating Company

Financings

     The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $2.4 million in money pool borrowings outstanding at September 30, 2001, compared to total money pool borrowings of $53.3 million at December 31, 2000. Of the $53.3 million borrowed in 2000, approximately $12.3 million was borrowed from money pool funds invested by the Company's parent, Monongahela Power, and approximately $41.0 million was borrowed from money pool funds invested by affiliates.

     For the period ended September 30, 2001, the availability of funds invested in the internal money pool were not sufficient to meet the Company's borrowing requirements; therefore, requiring the Company to issue short-term debt in the form of commercial paper and bank loans with an average interest rate of 3.7%. The balance of short-term debt was $46.2 million at September 30, 2001. No short-term debt was outstanding at December 31, 2000.

     Total short-term borrowings at September 30, 2001, were $48.6 million, compared to $53.3 million at December 31, 2000.

ALLEGHENY GENERATING COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended September 30, 2001

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2001.

     (b)  Exhibit 12 Ratio of Earnings to Fixed Charges

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY GENERATING COMPANY

/s/ T. J. KLOC

T. J. Kloc, Vice President
and Controller
(Chief Accounting Officer)

November 14, 2001