Form 10-Q
period 2002-03-31
ALLEGHENY GENERATING CO
filed 2002-05-15
CIK 774459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

     At May 15, 2002, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding. All outstanding shares are owned by affiliated Companies.

ALLEGHENY GENERATING COMPANY

Form 10-Q for Quarter Ended March 31, 2002

Index

                                                              Page No.
PART I - FINANCIAL INFORMATION:
Item 1. FINANCIAL STATEMENTS
Statement of Operations - Three months ended March 31, 2002 and 2001	3

Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4

Balance Sheet - March 31, 2002 and December 31, 2001	5-6

Notes to Financial Statements	7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II - OTHER INFORMATION	13

Allegheny Generating Company

STATEMENT OF OPERATIONS

(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31,
	2002	2001*

Affiliated Operating Revenues	$15,574	$17,772

Operating Expenses:
Operating expense	1,292	1,625
Depreciation	4,247	4,242
Taxes other than income taxes	907	892
Total Operating Expenses	6,446	6,759
Operating Income	9,128	11,013
Other income and expenses		2
Interest on long-term debt and other interest	2,853	3,289
Income Before Income Taxes	6,275	7,726

Federal and state income taxes	1,907	2,216

Net Income	$ 4,368	$ 5,510

See accompanying notes to financial statements.

*Certain amounts have been reclassified for comparative purposes.

Allegheny Generating Company

STATEMENT OF CASH FLOWS

(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31,
	2002	2001*
Cash Flows from (used in) Operations:
Net income	$ 4,368	$ 5,510
Depreciation	4,247	4,242
Deferred investment credit and income taxes, net	(1,901)	(1,511)
Amortization of loss on reacquired debt	150	150
Changes in certain current assets and liabilities:
Materials and supplies	68	(18)
Accounts payable	1,022	(392)
Accounts receivable to parents and affiliates, net	1,220	(7,876)
Taxes accrued	3,579	1,502
Interest accrued	(2,422)	(2,437)
Other, net	242	264
	10,573	(566)

Cash Flows used in Investing:
Construction expenditures	(637)	(800)

Cash Flows from (used in) Financing:
Notes payable to affiliate		(41,000)
Notes payable to parent	(9,900)	12,450
Notes payable		37,900
Cash dividends paid on common stock to parents		(8,000)
	(9,900)	1,350

Net Change in Cash and Temporary Cash Investments	36	(16)
Cash and temporary cash investments at January 1	11	50
Cash and temporary cash investments at March 31	$ 47	$ 34

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 5,092	$ 5,544
Income taxes	1,128	3,111

See accompanying notes to financial statements.
*Certain amounts have been reclassified for comparative purposes.

Allegheny Generating Company
BALANCE SHEET
(Thousands of Dollars)
	Unaudited
	March 31,	December 31,
	2002	2001
ASSETS
Property, Plant, and Equipment:
Unregulated generation	$ 829,447	$ 829,438
Construction work in progress	3,267	2,639
	832,714	832,077
Accumulated depreciation	(265,358)	(261,111)
	567,356	570,966
Current Assets:
Cash and temporary cash investments	47	11
Account receivable from parents/affiliates, net	940	2,160
Materials and supplies-at average cost	2,146	2,214
Prepaid insurance	234	328
	3,367	4,713
Deferred Charges:
Regulatory assets	9,849	9,849
Unamortized loss on reacquired debt	5,818	5,968
Other	133	136
	15,800	15,953
Total Assets	$ 586,523	$ 591,632

Allegheny Generating Company
BALANCE SHEET (continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares	$ 1	$ 1
Other paid-in capital	132,669	132,669
Retained earnings	4,368
	137,038	132,670
Long-term debt	149,188	149,159
	286,226	281,829
Current Liabilities:
Notes payable to parent	52,950	62,850
Accounts payable	1,029	7
Taxes accrued:
Federal and state income	3,661	982
Other	900
Interest accrued	807	3,229
Other	116
	59,463	67,068
Deferred Credits:
Unamortized investment credit	42,223	42,553
Deferred income taxes	175,697	177,268
Regulatory liabilities	22,914	22,914
	240,834	242,735
Total Capitalization and Liabilities	$ 586,523	$ 591,632

See accompanying notes to financial statements.

ALLEGHENY GENERATING COMPANY

Notes to Financial Statements
  Basis of Interim Presentation

  Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. The parents, Monongahela Power Company (Monongahela Power) - 22.97% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 77.03% own the Company's common stock. Both Monongahela Power and Allegheny Energy Supply are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Notes to Financial Statements for the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying financial statements and the following notes. The accompanying financial statements appearing on pages 3 through 6 and these notes to financial statements are unaudited. In our opinion, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002, and 2001.

  Transfer of Generating Assets

  On June 1, 2001, Monongahela Power transferred its 352 megawatts (MW) of Ohio and the Federal Energy Regulatory Commission (FERC) jurisdictional generating assets to Allegheny Energy Supply, at book value. The transfer was approved by the Public Utilities Commission of Ohio (Ohio PUC) as part of a settlement that implemented a restructuring plan for Monongahela Power. This restructuring plan allowed Monongahela Power's Ohio customers to choose their generation supplier effective January 1, 2001. Accordingly, Monongahela Power's interest in the common stock of the Company decreased to 22.97% from 27% effective June 1, 2001. Allegheny Energy Supply owns the remaining shares.

  Related Party Information

  Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $.03 million for the first quarter of 2002 and $.08 million for the first quarter of 2001.  The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. At March 31, 2002, net

  Allegheny Generating Company

  receivable to parents and affiliates was $.9 million. At December 31, 2001, net receivable to parents and affiliates was $2.2 million.

  The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of March 31, 2002 and December 31, 2001, the Company outstanding money pool borrowings of $53.0 million and $62.9 million, respectively. The total money pool borrowings outstanding at both March 31, 2002 and December 31, 2001 were borrowed from funds invested by one of the Company's parents, Monongahela Power.

  The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002, the Company paid tax allocation payments to Allegheny Energy of $1.1 million. In the first quarter of 2001, the Company paid tax allocation payments to Allegheny Energy of $3.1 million.

  Capitalization

  The Company systematically reduces capitalization as its assets depreciate. In previous periods, this resulted in the payment of dividends in excess of current earnings. The Securities and

  Exchange Commission (SEC) granted approval to the Company to allow it to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital. The approval granted to the Company expired on December 31, 2001. The Company has requested authorization to continue this practice and anticipates the SEC approval to be granted in the third quarter of 2002. Therefore, no dividends were paid for the quarter ended March 31, 2002. Common dividend payments for the first quarter ended March 31, 2001, totaled $8.0 million, $6.5 million from retained earnings and $1.5 million from other paid-in capital.
  Regulatory Assets and Liabilities

  Regulatory liabilities, net of regulatory assets of $13.1 million at March 31, 2002, and December 31, 2001, relate to income taxes.

  Long-Term Debt

The Company had long-term debt outstanding as follows:

(Thousands of Dollars)	Interest	March 31,	December 31,
	Rate	2002	2001
Debentures due:
September 1, 2003	5.625%	$ 50,000	$ 50,000
September 1, 2023	6.875%	$100,000	$100,000
Unamortized debt discount		(812)	(841)
Total		$149,188	$149,159

ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002

WITH FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K, as amended, for Allegheny Generating Company (the Company) for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

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

Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; including the continuing impact on the economy and deregulation activity caused by the September 11, 2001, terrorists' attacks; industry capacity; changes in technology; changes in political, social and economic conditions; changes in the price of power and fuel for electric generation; environmental regulations; litigation involving the Company; regulatory conditions applicable to the Company; the loss of any significant customers; and changes in business strategy or development plans.

SIGNIFICANT EVENTS IN THE FIRST QUARTER OF 2002

New Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the

Allegheny Generating Company

determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 did not have a material effect on the Company. As of March 31, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard established one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 144 does not have a material effect on the Company.

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

Operating expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services, and other expenses. The decrease in operating expenses for the first quarter of 2002 was primarily due to a reduction in salaries and wages and employee expenses, offset by an increase in taxes other than income.

The change in income tax expense is primarily due to the decrease in income, offset by lower consolidated income tax savings being assigned to the company in 2002 than was in 2001.

Interest on long-term debt and other interest expense decreased due to a decline in the interest rates for short-term borrowings and a reduction in the amount outstanding for short-term borrowings. The only short-term borrowings outstanding were from amounts borrowed from the money pool.

Allegheny Generating Company

Liquidity and Capital Requirements

The Company's discussion on Liquidity and Capital Requirements and Review of Operations in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following information.

Pursuant to an agreement, the Parents buy all of the Company's capacity in the station which is priced under a "cost-of-service formula" wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). Under this arrangement, the Company recovers, in revenues, all of its operation expenses, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parents' Power Supply Agreement with the Company effective January 1, 1999. The amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated based on customer usage.

The Company's rates are set by a formula filed with and accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% for purposes of calculating billings to affiliates and will continue at that rate unless any affected party seeks a change.

The Company filed a request with the Securities and Exchange (SEC) on March 22, 2002, to obtain approval to continue to pay common dividends out of capital, to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders.

The Company's previous approval authorization with the SEC expired on December 31, 2001. Therefore, no dividends were paid for the first quarter of 2002. The Company expects the SEC approval to be issued in the third quarter of 2002.

Due to the nature of being a single asset company with declining capital needs, the Company, reduces capitalization as its asset depreciates. In prior years, this resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The payment of dividends out of capital surplus has not in the past and is not expected to be detrimental in the future to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

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

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of the Allegheny Energy, Inc. (Allegheny Energy) senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the rating on The Potomac Edison Company's (Potomac Edison) senior unsecured debt was changed to A from A+. The rating on West Penn Power Company's (West Penn) senior unsecured debt was changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, Potomac Edison and West Penn. Fitch is currently reviewing the credit ratings of Monongahela Power, one of the Company's parents.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes the Company, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), the Company's other parent, and Allegheny Energy's three regulated subsidiaries - Monongahela Power, Potomac Edison, and West Penn. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.Standard & Poor's outlooks for all companies are stable.

Financings

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $53.0 million in money pool borrowings outstanding at March 31, 2002, compared to total money pool borrowings of $62.9 million at December 31, 2001. The total money pool borrowings outstanding at March 31, 2002, and at December 31, 2001, were borrowed from money pool funds invested by one of the Company's parent, Monongahela Power, recorded as notes payable to parent on the balance sheet.

Cash Flow Summary

Cash flows from operations increased $11.0 million in the first quarter of 2002 due primarily to the change in accounts receivable to parents and affiliates, net, and accrued taxes.

Cash flows used in investing activities decreased $.2 million in the first quarter of 2002 as a result of lower construction expenditures.

Cash flows used in financing activities decreased $11.3 million in the first quarter of 2002 primarily due to the absence of dividend payments on common stock to parents and a reduction in principal payments on short-term debt.

ALLEGHENY GENERATING COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2002

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.  (a)   Date and kind of meeting:

The annual meeting of shareholders was held at Hagerstown, Maryland, on February 26, 2002. No proxies were solicited.

    (b)   Election of Directors:

The holders of all 1,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are duly chosen and qualified:

Paul M. Barbas              Thomas K. Henderson

Alan J. Noia                Victoria V. Schaff

Richard J. Gagliardi        Jay S. Pifer

Michael P. Morrell

Mrs. Schaff died on March 8, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2002.

     (b)  Exhibit 12 Ratio of Earnings to Fixed Charges

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY GENERATING COMPANY

/s/ T. J. KLOC

T. J. Kloc, Vice President
And Controller
(Chief Accounting Officer)

May 15, 2002