Form 10-Q
period 2002-06-30
ALLEGHENY GENERATING CO
filed 2002-08-14
CIK 774459

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File Number 0-14688

ALLEGHENY GENERATING COMPANY
(Exact name of registrant as specified in its charter)

Virginia (State of Incorporation)	13-3079675 (I.R.S. Employer Identification No.)

10435 Downsville Pike, Hagerstown, Maryland 21740-1766
Telephone Number - 301-790-3400

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At August 14, 2002, 1,000 shares of the Common Stock ($1.00 par value) of the registrant were outstanding.

ALLEGHENY GENERATING COMPANY

Form 10-Q for Quarter Ended June 30, 2002

Index
Page No.
PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements:
Statement of Operations - Three and six months ended June 30, 2002 and 2001	3

Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4

Balance Sheet - June 30, 2002 and December 31, 2001	5-6

Notes to Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17

PART II - OTHER INFORMATION	18-19
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

- 3 - Allegheny Generating Company STATEMENT OF OPERATIONS (Thousands of dollars)

	Unaudited
	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Affiliated Operating Revenues	$16,445	$16,738	$32,019	$34,510

Operating Expenses:
Operation expense	1,153	1,442	2,445	3,067
Depreciation	4,247	4,242	8,494	8,485
Taxes other than income taxes	906	866	1,813	1,757
Total Operating Expenses	6,306	6,550	12,752	13,309
Operating Income	10,139	10,188	19,267	21,201
Other income and expense	1	2	1	4
Interest on long-term debt and
and other interest	2,897	3,177	5,750	6,466
Income before income taxes	7,243	7,013	13,518	14,739

Federal and state income taxes	2,369	2,340	4,276	4,556

Net Income	$ 4,874	$ 4,673	$ 9,242	$10,183

   See accompanying notes to financial statements.

- 4 - Allegheny Generating Company STATEMENT OF CASH FLOWS (Thousands of dollars)
	Unaudited Six Months Ended June 30
	2002	2001
Cash Flows From (Used in) Operations:
Net income	$ 9,242	$ 10,183
Depreciation	8,494	8,485
Deferred investment credit and income taxes, net	(3,790)	(3,023)
Amortization of loss on reacquired debt	300	300
Changes in certain current assets and liabilities:
Materials and supplies	46	(56)
Accounts payable	1,178	(392)
Accounts receivable from parents and affiliates	(285)
Accounts payable to parents and affiliates		7,204
Taxes accrued	1,214	(2,613)
Interest accrued		(18)
Prepaid insurance	150	(73)
Other, net	(66)	397
	16,483	20,394
Cash Flows From (Used in) Investing:
Construction expenditures	(892)	(895)

Cash Flows From (Used in) Financing:
Issuance of long-term debt		57
Notes payable to affiliate		(41,000)
Notes payable to parent	(8,550)	(7,400)
Notes payable		44,841
Cash dividends paid on common stock	(7,000)	(16,000)
	(15,550)	(19,502)

Net Change in Cash and Temporary Cash
Investments	41	(3)
Cash and temporary cash investments at January 1	11	50
Cash and temporary cash investments at June 30	$ 52	$ 47

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$ 5,302	$ 6,120
Income taxes	6,973	10,198

See accompanying notes to financial statements.
- 5 - Allegheny Generating Company BALANCE SHEET (Thousands of dollars)

Unaudited June 30 2002	December 31 2001
ASSETS
Property, Plant, and Equipment:
At historical cost	$829,444	$829,438
Construction work in progress	3,525	2,639
832,969	832,077
Accumulated depreciation	(269,605)	(261,111)
563,364	570,966
Current Assets:
Cash and temporary cash investments	52	11
Accounts receivable from parents/affiliates, net	2,445	2,160
Materials and supplies-at average cost	2,168	2,214
Prepaid insurance	178	328
4,843	4,713
Deferred Charges:
Regulatory assets	9,849	9,849
Unamortized loss on reacquired debt	5,668	5,968
Other	472	136
15,989	15,953
Total Assets	$584,196	$591,632

- 6 - Allegheny Generating Company BALANCE SHEET (continued) (Thousands of dollars)
	Unaudited June 30 2002	December 31, 2001

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock - $1.00 par value per share, authorized
5,000 shares, outstanding 1,000 shares	$ 1	$ 1
Other paid-in capital	132,669	132,669
Retained earnings	2,242
	134,912	132,670
Long-term debt	149,216	149,159
	284,128	281,829
Current Liabilities:
Notes payable to parent	54,300	62,850
Accounts payable	1,185	7
Taxes accrued:
Federal and state income taxes	2,077	982
Other	119
Interest accrued	3,229	3,229
Other	213
	61,123	67,068
Deferred Credits:
Unamortized investment credit	41,893	42,553
Deferred income taxes	174,138	177,268
Regulatory liabilities	22,914	22,914
	238,945	242,735
Total Capitalization and Liabilities	$584,196	$591,632

See accompanying notes to financial statements.

ALLEGHENY GENERATING COMPANY

Notes to Financial Statements

June 30, 2002

(Unaudited)

1. Basis of Interim Presentation

Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. The Parents, Monongahela Power Company (Monongahela Power) - 22.97% and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) - 77.03%, own the Company's common stock. Both Monongahela Power and Allegheny Energy Supply are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are part of the Allegheny Energy integrated electric utility system. The Notes to Financial Statements for the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying financial statements and the following notes. The accompanying financial statements appearing on pages 3 through 6 and these notes to financial statements are unaudited. In our opinion, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002, and 2001.

2. Transfer of Generating Assets

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

3. Related Party Information

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $.04 million for the second quarter of 2002 and $.07 million for the first six months of 2002. The total billings by AESC

Allegheny Generating Company

(including capital) to the Company were $.1 million and $.2 million for the second quarter and six months ended June 30, 2001.  The Company has various operating transactions with its affiliates.

It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. At June 30, 2002, net receivable from parents and affiliates was $2.4 million. At December 31, 2001, net receivable from parents and affiliates was $2.2 million.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of June 30, 2002 and December 31, 2001, the Company had outstanding money pool borrowings of $54.3 million and $62.9 million, respectively. The total money pool borrowings outstanding at both June 30, 2002, and December 31, 2001, were borrowed from funds invested by one of the Company's parents, Monongahela Power.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. For the six months ended June 30, 2002 and 2001, the Company paid tax allocations to Allegheny Energy of $5.5 million and $10.2 million, respectively.

4. Capitalization

The Company systematically reduces capitalization each year as its assets depreciate. In previous periods, this resulted in the payment of dividends in excess of current earnings. The Securities and Exchange Commission (SEC) granted approval to the Company to allow it to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero and from other paid-in capital. The approval granted to the Company expired on December 31, 2001. The Company has requested authorization to continue this practice and anticipates the SEC approval to be granted in the third quarter of 2002. Therefore, no dividends were paid in excess of current earnings for the first or second quarters of 2002. Common dividend payments for the three and six months ended June 30, 2002, totaled $7.0 million and was paid entirely from retained earnings. Common dividend payments for the six months ended June 30, 2001 totaled $16.0 million, $11.2 million from retained earnings and $4.8 million from other paid-in capital.

Allegheny Generating Company

5. Regulatory Assets and Liabilities

Regulatory liabilities, net of regulatory assets of $13.1 million at June 30, 2002 and December 31, 2001, relate to income taxes.

6. Long-term Debt

The Company had long-term debt outstanding as follows:
(Thousands of dollars)	Interest Rate	June 30, 2002	December 31, 2001
Debentures due:
September 1, 2003	5.625%	$ 50,000	$ 50,000
September 1, 2023	6.875%	100,000	100,000
Unamortized debt discount		(784)	(841)
Total		$149,216	$149,159

7. Subsequent Event

In July 2002, Allegheny Energy announced plans to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, Allegheny Energy cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees is not known. Allegheny Energy expects to record a charge in conjunction with the early retirement offer in the third quarter of 2002 based on the window for employees to accept the offer. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

Allegheny Generating Company

ALLEGHENY GENERATING COMPANY

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Allegheny Generating Company's (the Company) Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

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

SIGNIFICANT EVENTS IN 2002

Allegheny Energy, Inc. (Allegheny Energy) Initiatives to Improve Financial Performance and Respond to Current Energy Marketplace

In July and August 2002, Allegheny Energy, announced a series of initiatives to improve financial performance and respond to the challenges it faces in the current energy marketplace. The combination of the challenges to various electricity sales contracts and markets, the Enron bankruptcy, accounting scandals, energy trading improprieties, and other matters has significantly affected the merchant energy market. As a result, trading and origination opportunities have not occurred as Allegheny Energy expected and are not expected to occur in the near future. In

Allegheny Generating Company

addition, additional generating capacity resources, lower than expected demand, and a relatively weak economy have led to reduced wholesale energy prices in several markets in which Allegheny Energy owns, operates, or contractually controls generation capacity.

Allegheny Energy's long-term strategy will be to focus on improving and maximizing the performance of its two business segments: Generation and Marketing, and Delivery and Services. In this context, Allegheny Energy completed a thorough re-examination of its businesses, operations, and strategic plans and has developed the following objectives:

- Allegheny Energy will focus on identifying ways to improve, grow, and build on the earnings and cash flows from its core delivery and generation businesses. Furthermore, Allegheny Energy's asset-backed strategy will refocus on the regions in which it owns generating facilities and serves customers such as the Mid-Atlantic and Midwest.

- Allegheny Energy will reduce its reliance on energy marketing and trading. Allegheny Energy has modified its energy marketing and trading activities to focus on reducing risk, optimizing its generating facilities, reducing the effect and amount of mark-to-market earnings, and prudently managing and protecting the value associated with the existing positions in Allegheny Energy's energy marketing and trading portfolio.

- Allegheny Energy is pursuing ways to bolster its balance sheet, improve its liquidity, and reduce capital and operations and maintenance expenses.

Allegheny Energy also is implementing an aggressive cost reduction program which includes:

- Reducing pre-tax operating expenses by $45 million for the remainder of 2002;

- Canceling 1,080 megawatts (MW) of generation planned for La Paz, Arizona, and 88 MW of combustion turbine generation planned for St. Joseph, Indiana, reducing capital expenditures by approximately $700 million over the next several years; and

- Reducing Allegheny Energy's workforce of approximately 6,000 employees by approximately 10 percent to reflect current market conditions. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions, resulting in approximately $5 million, before income taxes, of expense reductions this year and an ongoing annualized savings of $40 to $50 million, before income taxes.

Allegheny Energy has modified its energy marketing and trading and origination activities to focus on short-term trading, asset optimization, and hedging its generating capacity. These activities are more appropriately aligned with Allegheny Energy's existing portfolio of physical assets.

Allegheny Generating Company

At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge for the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002. See the discussion of "Accounting Standards" on page 15 for additional information concerning SFAS No. 146.

Transfer, Development, and Acquisition of Generating Assets and Generating Capacity

The table below summarizes Allegheny Energy's electric generating capacity, which was in operation on June 30, 2002, and December 31, 2001, including generating capacity purchased through contractual obligations of which Allegheny Energy does not exercise 100 percent control, along with announced construction and development, contractual control, and planned expansions:
	Capacity in Megawatts
	June 30, 2002	December 31, 2001
Generation and Marketing:
In operation	12,103	12,059
Announced construction and
development, contractual control,
and planned expansions	1,429	2,643
Total	13,532	14,702

Since the summer of 2001, market prices for energy and capacity have declined across the nation. During this period, Allegheny Energy has repeatedly reviewed its business strategy relating to the development, construction, and acquisition of generation projects. Allegheny Energy announced the cancellation of the 1,080-MW generating facility planned for La Paz, Arizona and 88 MW of combustion turbine generation planned for St. Joseph, Indiana. During the three months ended June 30, 2002, Allegheny Energy and CONSOL Energy, Inc. did complete construction of and place into operation an 88-MW generating facility in southwest Virginia. The completion of this facility increased Allegheny Energy's generating capacity by 44 MW. Allegheny Energy may undertake selective development projects and opportunistic acquisitions in the future, but in light of current market conditions, Allegheny Energy is reducing the emphasis it places on such activities.

On March 11, 2000, the West Virginia Legislature approved an electric restructuring plan that would open the State to full retail

Allegheny Generating Company

competition, but assigned tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition was made contingent upon the necessary tax changes being made and implementation being approved by the Legislature. Monongahela Power Company (Monongahela Power) worked with the West Virginia Public Service Commission (West Virginia PSC) to transfer its generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) pending implementation of the restructuring plan. No final legislative action was taken in 2001 or during this year's legislative session, and the current climate regarding restructuring makes it unlikely that the existing plan will be advanced. Accordingly, the Company no longer anticipates transferring Monongahela Power's jurisdictional generating assets to Allegheny Energy Supply pursuant to the previously approved restructuring plan. On June 28, 2002, the West Virginia PSC dismissed its electric restructuring case from its docket, and the Company cannot predict when the State may revisit electric deregulation. The Company is, however, currently negotiating, among other things, to transfer certain generating capacity from Monongahela Power to Allegheny Energy Supply.

OTHER EVENTS

Accounting Standards

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of June 30, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing

Allegheny Generating Company

authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective over various dates beginning May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined whether it will adopt the statement early or what effect, if any, SFAS No. 146 may have on the accounting for the 10 percent workforce reduction announced in July 2002.

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

The decrease in operating expenses in the second quarter and first six months of 2002 resulted from decreases in operation expenses, partially offset by slight increases in taxes other than income tax and depreciation.

Allegheny Generating Company

Liquidity and Capital Requirements

The Company's discussion on Liquidity and Capital Requirements and Review of Operations in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following information.

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

The Company's previous approval authorization with the SEC expired on December 31, 2001. Therefore, no dividends in excess of earnings were paid in the six months ended June 30, 2002. The Company paid dividends of $7.0 million from retained earnings in the second quarter of 2002. The Company expects the SEC approval to be issued in the third quarter of 2002.

Due to the nature of being a single asset company with declining capital needs, the Company reduces capitalization as its asset depreciates. In prior years, this resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The payment of dividends out of capital surplus has not in the past and is not expected to be detrimental in the future to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and for its construction program, the Company has used internally generated funds, external financings, and debt instruments. The timing and amount of external financings depend

Allegheny Generating Company

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

To enhance liquidity and meet short-term borrowing needs, the Company has access to selective lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $195 million at June 30, 2002 for general corporate purposes and as a backstop to their commercial paper programs. At June 30, 2002, the entire $195 million in bank lines of credit were supporting commercial paper of Allegheny Energy and thus unavailable to the Company. The Company also has access to $100 million of a $579 million credit facility in place for Allegheny Energy Supply and the Company. Any borrowings by the Company under this facility are guaranteed by Allegheny Energy Supply. At June 30, 2002, $529 million of the $579 million was available for use. In addition, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. As of June 30, 2002, the Company had $54.3 million of short-term borrowings from the internal money pool. The Company has SEC authorization for total short-term borrowings, from all sources, of $100 million. See the "Financing" section, for details on the Company's money pool borrowing activities. Effective July 1, 2002, the lines of credit declined to $175 million.

On August 8, 2002, Moody's Investors Service (Moody's) announced that it had placed its ratings of Allegheny Energy and all of the Allegheny Energy's subsidiaries on review. Moody's also indicated in its press release that its review will focus on a number of factors, including Allegheny Energy's weaker-than-expected operating cash flows and earnings, currently unfavorable power purchase and hedging arrangements, challenges to a key power sales agreement, and a deteriorating outlook for wholesale power markets, as well as the Company's management's plans for mitigating actions.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of the Company's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn Power Company (West Penn's) and The Potomac Edison Company (Potomac Edison's) senior unsecured debt were changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. On May 31, 2002, Fitch lowered the debt and preferred stock ratings of Monongahela Power. Monongahela Power's senior unsecured debt rating was changed to A- from A, the preferred stock rating was changed to BBB+ from A-, and their commercial paper rating was affirmed at F1.

Allegheny Generating Company

On August 12, 2002, Fitch placed the ratings of Allegheny Energy, Inc., Allegheny Energy Supply, Monongahela Power, Potomac Edison, West Penn, and the Company, and Allegheny Energy Supply's special purpose entity Allegheny Energy Supply Statutory Trust 2001 (Allegheny Energy Supply Statutory Trust) on "Rating Watch Negative." Fitch indicated that the "Rating Watch Negative" affecting Allegheny Energy, Inc. and Allegheny Energy Supply reflects its concern over the tight liquidity position of both companies in 2002 and weakening credit protection measures resulting from unfavorable developments in the power markets. Ratings for Monongahela Power, Potomac Edison, West Penn, the Company, and Allegheny Energy Supply Statutory Trust were placed on Rating Watch Negative due to Fitch's policy regarding the notching of subsidiaries within a holding company group.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy, Allegheny Energy Supply, the Company's other parent, and Allegheny Energy's three regulated subsidiaries - Monongahela Power, Potomac Edison, and West Penn. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+;the Company, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

Financing

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $54.3 million in money pool borrowings outstanding at June 30, 2002, compared to total money pool borrowings of $62.9 million at December 31, 2001. The total money pool borrowings outstanding at June 30, 2002, and at December 31, 2001, were borrowed from money pool funds invested by one of the Company's parents, Monongahela Power, recorded as notes payable to parent on the balance sheet.

Cash Flow Summary

Cash flows from operations decreased $3.9 million in the first six months of 2002 due primarily to the change in accounts payable from parents and affiliates, net, offset in part by an increase in taxes accrued.

Cash flows used in investing activities remained flat in comparison to the same period of the prior year.

Cash flows used in financing activities decreased $4.0 million in the first six months of 2002 due to the reduction of dividend payments on common stock to parents of $9.0 million and an increase of $5.0 million in notes payable activity.

ALLEGHENY GENERATING COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2002

ITEM 5.   OTHER INFORMATION

          Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2002.

     (b)  Exhibit 12 Ratio of Earnings to Fixed Charges

Allegheny Generating Company

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY GENERATING COMPANY /s/ R. K. CLARK R. K. Clark, Vice President And Controller (Chief Accounting Officer)

August 14, 2002